Form 10QSB
period 1997-03-31
GENTLE DENTAL SERVICE CORP
filed 1997-05-15
CIK 898807

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1997
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:     333-13529
                        ------------------

                        GENTLE DENTAL SERVICE CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Washington                          91-1577891
--------------------------------------------------------------------------------
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)            Identification No.)

             900 Washington Street, Suite 1100, Vancouver, WA 98660
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number       (360) 750-7975
                          ------------------------------------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

As of May 12, 1997, 3,150,920 shares of the issuer's Common Stock were outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                ---     ---

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------

Gentle Dental Service Corporation

Balance Sheets
(In thousands, except share data)
-------------------------------------------------------------------------------------------------------

                                                                         December 31,          March 31,
                                                                                1996               1997
                                                                         -----------           --------
                                                                                             (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                             $      229            $    777
   Accounts receivable, net                                                   2,678               2,788
   Receivables from affiliates and other receivables                          1,223               1,300
   Income taxes receivable                                                      170                 170
   Supplies                                                                     363                 382
   Prepaid expenses and other current assets                                    708                 330
                                                                         ----------            --------
      Total current assets                                                    5,371               5,747
Property and equipment, net                                                   4,163               4,634
Intangible assets, net                                                        3,225               4,820
Other assets                                                                     68                  50
                                                                         ----------            --------
      Total assets                                                       $   12,827            $ 15,251
                                                                         ==========            ========

Liabilities, Redeemable Common Stock and
  Nonredeemable Shareholders' Equity
Current liabilities:
   Accounts payable                                                      $    1,256            $    470
   Accrued payroll and payroll related costs                                    364                 470
   Other accrued liabilities                                                    477                 558
   Short-term borrowings                                                      2,097                   -
   Current portion of long-term debt and capital lease obligations              917                 294
                                                                         ----------            --------
      Total current liabilities                                               5,111               1,792

Deferred rent                                                                    88                 104
Deferred income taxes                                                             3                  37
Long-term debt, less current portion                                          1,822                 562
Capital lease obligations, less current portion                                 441                 593
                                                                         ----------            --------
      Total liabilities                                                       7,465               3,088
                                                                         ----------            --------

Commitments and contingent liabilities
Redeemable common stock, no par value, 190,302 shares
  issued and outstanding                                                      2,199               2,209
                                                                         ----------            --------
Nonredeemable shareholders' equity
   Preferred stock, 30,000,000 shares authorized, no shares issued
     and outstanding                                                              -                   -
   Common stock, no par value, 50,000,000 shares authorized, 1,351,579
     and 2,960,618 shares issued and outstanding, respectively                2,888               9,642
   Additional paid-in capital                                                   446                 460
   Retained earnings (deficit)                                                 (171)               (148)
                                                                         ----------            --------
      Total nonredeemable shareholders' equity                                3,163               9,954
                                                                         ----------            --------
      Total liabilities, redeemable common stock and
        nonredeemable shareholders' equity                               $   12,827            $ 15,251
                                                                         ==========            ========

Gentle Dental Service Corporation

Statements of Operations
(Unaudited, in thousands, except per share data)
-------------------------------------------------------------------------------------------------------


                                                                           Three Months Ended March 31,
                                                                                  1996            1997
                                                                           -----------     -----------
Support services revenue                                                   $     2,480     $     2,945

Branch costs                                                                     1,751           1,856
Operating expenses                                                                 901             924
                                                                           -----------     -----------
Operating income (loss)                                                           (172)            165
                                                                           -----------     -----------

Nonoperating income (expense):
   Interest expense                                                               (106)            (98)
   Other income                                                                     17               -
                                                                           -----------     -----------
Nonoperating expense, net                                                          (89)            (98)
                                                                           -----------     -----------

Income (loss) before income taxes                                                 (261)             67

Provision (benefit) for income taxes                                               (62)             34
                                                                           -----------     -----------

Net income (loss)                                                                 (199)             33

Accretion of redeemable common stock                                               (55)            (10)
                                                                           -----------     -----------

Net income (loss) attributable to common stock                             $      (254)    $        23
                                                                           ===========     ===========

Net income (loss) per share of common stock                                $      (.18)    $       .01
                                                                           ===========     ===========

Weighted average number of  shares outstanding                               1,384,484       2,326,426
                                                                           ===========     ===========

Gentle Dental Service Corporation

Statements of Cash Flows
(Unaudited, in thousands)
-------------------------------------------------------------------------------------------------------


                                                                           Three Months Ended March 31,
                                                                                  1996            1997
                                                                           -----------     -----------
Cash flows from operating activities:
   Net income (loss)                                                       $      (199)    $        33
   Adjustments to reconcile change in net cash used in
      operating activities:
      Depreciation and amortization                                                177             205
      Loss on disposal of assets                                                     -               5
      Stock options granted to nonemployees                                          5              14
      Deferred income taxes                                                        (66)             34
      Deferred rent                                                                  8              16
   Changes in certain assets and liabilities, net of acquisitions:
      Accounts receivable, net                                                    (270)            360
      Receivables from affiliates and other receivables                            256             (77)
      Supplies                                                                    (143)            (19)
      Prepaid expenses and other current assets                                    (80)            (79)
      Other assets                                                                  24              18
      Accounts payable                                                             204            (786)
      Accrued liabilities                                                          (88)             73
                                                                           -----------     -----------
        Net cash used in operating activities                                     (172)           (203)
                                                                           -----------     -----------

Cash flows from investing activities:
   Purchase of property and equipment, excluding acquisitions                     (156)           (504)
   Cash paid for acquisitions, including other direct costs, net of
     cash acquired                                                                (388)           (973)
                                                                           -----------     -----------

        Net cash used in investing activities                                     (544)         (1,477)
                                                                           -----------     -----------

Cash flows from financing activities, excluding acquisitions:
   Net proceeds (payments) on short-term borrowings                                388          (2,097)
   Proceeds from issuance of notes payable                                         170               -
   Payments of notes payable                                                       (92)         (2,379)
   Payments of capital lease obligations                                           (19)            (31)
   Proceeds from issuance of common stock                                            -           7,500
   Common stock issuance costs                                                       -            (765)
                                                                           -----------     -----------
        Net cash provided by financing activities                                  447           2,228
                                                                           -----------     -----------

Increase (decrease) in cash and cash equivalents                                  (269)            548
Cash and cash equivalents, beginning of period                                     689             229
                                                                           -----------     -----------
Cash and cash equivalents, end of period                                   $       420     $       777
                                                                           ===========     ===========

Gentle Dental Service Corporation

Notes to Unaudited Financial Statements
--------------------------------------------------------------------------------


1.   Organization and Significant Accounting Policies

     Gentle Dental Service Corporation (the "Company"), incorporated on December 14, 1992, is a Washington corporation headquartered in Vancouver, Washington. The Company, as part of a multi-specialty dental care delivery network, provides support services to dental professional corporations in California, Oregon and Washington. During the period January 1, 1997 through March 31, 1997 the Company provided management support to two professional corporations under long-term support services agreements:
     Gentle Dental of Oregon, P.C. and Tse, Saiget, Watanabe & McClure, Inc., P.S., a.k.a., Gentle Dental of Washington, P.C. (together, the "PCs"). On March 31, 1997 the Company entered into a support services agreement with Arena Dental Corporation, a California Professional Corporation (also, a "PC"). Under the terms of the service agreements, the Company, among other things, bills and collects patient receivables and provides all administrative support services to the PCs in exchange for support services fees.

     On February 13, 1997, the Company completed its initial public offering of 1,500,000 shares of no par value common stock (the "Offering"). The price per share in the Offering was $5.00, resulting in gross offering proceeds of $7,500,000. Net of underwriters' discount and total offering expenses the Company received approximately $6,205,000 in proceeds from the Offering. The net proceeds from the Offering have been used primarily to repay indebtedness and for acquisitions and working capital. As of March 31, 1997, approximately $660,000 of the net proceeds were held in a temporary investment account. The effects of the Offering and related transactions have been included in the accompanying financial statements as of March 31, 1997.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share". In accordance with this pronouncement, the Company will adopt the new standard for periods ending after December 15, 1997. Management does not expect the adoption of this pronouncement to have a significant effect on reported earnings per share information.

     The accompanying unaudited interim financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to insure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended December 31, 1996. The results for the three months ended March 31, 1997 are not necessarily indicative of the results of operations for the entire year.

Gentle Dental Service Corporation

Notes to Unaudited Financial Statements
--------------------------------------------------------------------------------


2.   Revenues

     Revenues consist primarily of support services fees charged to the PCs based on an agreed-upon percentage of PC revenues under support services agreements, net of provisions for contractual adjustments and doubtful accounts. Such fees are recognized when earned.

                                                                           Three Months Ended March 31,
                                                                                  1996            1997
                                                                           -----------     -----------
                                                                                 (In thousands)
         PC dental revenue, net of provisions
           for contractual adjustments and
           doubtful accounts                                               $     4,960     $     5,569
         Less amounts retained by the PCs                                       (2,480)         (2,672)
         Retail sales                                                                -              48
                                                                           -----------     -----------

         Support services revenue                                          $    2,480      $     2,945
                                                                           ==========      ===========


3.   Supplemental disclosure of cash flow information

                                                                           Three Months Ended March 31,
                                                                                  1996            1997
                                                                           -----------     -----------
                                                                                 (In thousands)
         Interest paid                                                     $        53     $        95
         Income taxes paid                                                           -               -

         Supplemental schedule of noncash investing
           and financing activities:
              Capital lease obligations related to the leasing of
                  fixed assets                                                     153               -
              Accretion of put rights                                               55              10

         Acquisition of clinics from unrelated parties:
              Intangible assets                                                    948           1,633
              Liabilities assumed or issued                                         42             989
              Common stock issued in connection
                with acquisitions                                                  538              75
              Dental clinic acquisition prepayments                                309               -
              Tangible assets acquired in connection
                with acquisitions, excluding cash                                  329             608

Gentle Dental Service Corporation

Notes Unaudited to Financial Statements
--------------------------------------------------------------------------------


4.   Acquisitions

     During the first quarter of 1997 the Company acquired certain operating assets of the following dental practices:

     Dental Practice                Effective Date                Location
     ---------------                --------------                --------

     Shoreline                      March 19, 1997                Seattle, WA
     Blue Oak                       March 31, 1997                Sacramento, CA

     The accompanying financial statements include the results of operations from the acquisitions from the dates of their respective acquisitions. The acquisitions were accounted for as taxable purchases under which the Company's depreciable basis in the acquired assets was "stepped-up" to the aggregate price paid for the assets. The aggregate purchase price paid for acquisitions during the period January 1, 1997 through March 31, 1997 was approximately $2,121,000 which included $966,000 in cash, 109,039 shares of common stock (valued at $475,000), $432,000 in promissory notes, and the assumption of long-term liabilities of $248,000.

Item 2. Management's Discussion and Analysis of Financial Condition ------- and Results of Operations


Overview

     The Company provides facilities, equipment, staffing, management support and other ancillary services to the PCs that employ the dental services providers of the Gentle Dental Network. The Company intends to rapidly expand the Gentle Dental Network through acquisitions in both its existing markets as well as new geographic markets. The PCs are exclusively in control of all aspects of the practice of dentistry and the delivery of dental services.

     The Company's revenues consist of fees received for services provided under three Support Services Agreements between the Company and the PCs (the "Support Services Agreements"). The Company's support services revenue ("Support Services Revenue") is equal to a percentage of the net revenue of the PCs ("Net PC Revenue"). Net PC Revenue equals the gross billings of the PCs less provisions for contractual discounts and doubtful accounts.

     During the first quarter of 1997, the Company acquired one dental practice in the Seattle, Washington metropolitan area and one dental practice in the Sacramento, California metropolitan area.

     In connection with the acquisition of dental practices, the Company capitalizes a portion of the purchase price as intangible assets relating to noncompetition covenants and the cost of purchasing the right to provide management support services to the acquired practices under the Support Services Agreements. These intangible assets are amortized on a straight-line basis over 25 years. The resulting amortization expense reduces net income, but not cash flow, and the size of this expense will increase as the Company completes more acquisitions.


Results of Operations

     The following table shows the derivation of the Company's revenues from the net revenues of the PCs for the periods indicated.



                                                                           Three Months Ended March 31,
                                                                                  1996            1997
                                                                           -----------     -----------
                                                                            (Unaudited, in thousands)
         PC dental revenue, net of provisions
           for contractual adjustments and
           doubtful accounts                                               $     4,960     $     5,569
         Less amounts retained by the PCs                                       (2,480)         (2,672)
         Retail sales                                                                -              48
                                                                           -----------     -----------

         Support services revenue                                          $     2,480     $     2,945
                                                                           ===========     ===========

Comparison of the Three Months Ended March 31, 1997 to the Three Months Ended March 31, 1996

     Revenue. Net PC Revenue increased 12.3% from $5.0 million for the three months ended March 31, 1996 to $5.6 million for the three months ended March 31, 1997. Revenues increased 11% for branch offices in operation during both periods. Additional growth was attributed to one practice acquisition during the period of April 1, 1996 to January 1, 1997.


     Support Services Revenue increased 18.8% from $2.5 million for the three months ended March 31, 1996 to $2.9 million for the three months ended March 31, 1997. This higher rate of growth compared with the growth of Net PC Revenue was primarily the result of the increase in the percentage of Net PC Revenue payable under the Support Services Agreements from 50% to 51% and 50% to 53% for the Washington and Oregon PCs, respectively. In addition 1.9% of the Support Services Revenue or 10.3% of the growth was attributed to retail sales of Sonicare Plus Sonic toothbrushes.


     Branch Costs. Branch costs include all staff compensation and related payroll costs at the dental facilities, other than dentists, hygienists, and dental assistants, and all dental supplies, facilities, equipment depreciation, and general branch administrative expense. Branch costs increased 6.0% from $1.8 million for the three months ended March 31, 1996 to $1.9 million for the three months ended March 31, 1997. Branch costs as a percentage of Net PC Revenue decreased from 35.3% to 33.3% for the three months ended March 31, 1996 and 1997, respectively. This decrease is primarily attributed to a reduction in laboratory service and dental supply costs.


     Operating Expenses. The Company's operating expenses increased 2.6% from $901,000 for the three months ended March 31, 1996 to $924,000 for the three months ended March 31, 1997. Operating expenses as a percentage of Net PC Revenue decreased from 18.2% to 16.6% for the three months ended March 31, 1996 and 1997, respectively. This decrease in operating expenses as a percentage of Net PC Revenue is consistent with the Company's strategy to increase the growth rate of revenue at a rate higher than the growth rate in operating expenses.


     Nonoperating Income (Expense). Nonoperating expense, net increased from $89,000 for the three months ended March 31, 1996 to $98,000 for the three months ended March 31, 1997. This increase is attributed to a decrease in other income of $17,000 offset by a decrease in interest expense of $8,000.


     Provision (Benefit) for Income Taxes. For the three months ended March 31, 1996 the Company recognized a tax benefit resulting from its taxable loss for the period. Because the Company has in the past made some practice acquisitions under a tax-free merger structure, the amortization of intangible assets from those acquisitions reduces earnings but is not deductible for tax purposes. Accordingly, for the three months ended March 31, 1997, the effective tax rate was 50%, which is higher than the applicable statutory tax rate.

Liquidity and Capital Resources

     At March 31, 1997, the Company's cash and cash equivalents were $777,000 and working capital was $3.6 million. Net cash used in operating and investing activities was $716,000 and $1.7 million for the three month periods ending March 31, 1996 and 1997, respectively. Net cash provided by financing activities was $2.2 million and $447,000 for the periods ending March 31, 1996 and 1997, respectively.

     On February 13, 1997, the Company completed its initial public offering of 1,500,000 shares of no par value common stock (the "Offering"). The price per share in the Offering was $5.00, resulting in gross offering proceeds of $7,500,000. Net of underwriters' discounts and total offering expenses the Company received approximately $6,205,000 in proceeds from the Offering. The net proceeds from the Offering have been used primarily to repay indebtedness and for acquisitions and working capital. As of March 31, 1997, approximately $660,000 of the net proceeds were held in a temporary investment account.

     The Company's current credit facility with its principal bank provides access to up to $1.85 million. No amount was outstanding as of March 31, 1997. This facility carries an interest rate of prime plus 1.0% and matures October 31, 1997. The Company is currently in negotiations for a significant increase in its borrowing capacity. Although the Company's financial position has improved subsequent to its initial public offering in February 1997, there can be no assurance as to the credit terms and amount the Company will be able to secure.

     The Company believes that its existing cash balances, amounts available under the credit facility and cash from operations will be sufficient to fund its operations for at least the next 12 months. However, to execute its long term business strategy, the Company will require substantial additional funding to acquire new practices and to expand and maintain practices within the Gentle Dental Network. The Company will seek to obtain needed funds through additional long-term or short-term borrowing arrangements or through the public or private issuance of additional debt or equity securities. There can be no assurance that any such financing will be available to the Company or will be available on terms acceptable to the Company.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
-------

     On June 26, 1996, Donald E. Janoff, D.D.S., a former employee of Gentle Dental of Oregon, P.C. filed a complaint in the circuit court of the state of Oregon for the county of Multnomah against Gentle Dental, P.C. for breach of contract. The complaint alleged that Gentle Dental, P.C. breached Dr. Janoff's employment contract by wrongfully terminating the contract and sought damages of $375,000. On April 25, 1997, the court entered a summary judgment against Dr. Janoff on all claims. Dr. Janoff has until May 27, 1997 to appeal.


Item 2.  Changes in Securities
-------

     On March 31, 1997, the Company issued 109,039 shares of Common Stock to Blue Oak Dental Group as part of the purchase price for the acquisition of substantially all of the assets of Blue Oak Dental Group, as described in the Form 8-K referred to below. The sale of the stock was exempt from registration under Section 4(2) of the Securities Act of 1933 because the purchaser and each of the four partners of the purchaser, either alone or together with their legal and other advisors, had the knowledge and experience in business and financial matters to evaluate an investment in the Company, received information about the Company and made appropriate investment representations.


Item 6.  Exhibits and Reports on Form 8-K
-------

         (a)  Exhibits.

              27   Financial Data Schedule

         (b)  Reports on Form 8-K.

              On April 14, 1997, the Company filed a Current Report on Form 8-K to report under Item 2 the acquisition on March 31, 1997 of substantially all of the assets of Blue Oak Dental Group. No financial statements were included in the report.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GENTLE DENTAL SERVICE CORPORATION
                                                 (Registrant)


Date: May 15, 1997                     By: L. THEODORE VAN EERDEN
      ------------                         -------------------------------------
                                           L. Theodore Van Eerden
                                           Chief Financial Officer