Form 10QSB
period 1997-06-30
GENTLE DENTAL SERVICE CORP
filed 1997-08-14
CIK 898807

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1997
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number:     333-13529
                       ---------------------------------------------------------

                        GENTLE DENTAL SERVICE CORPORATION
        (Exact name of small business issuer as specified in its charter)

          Washington                                      91-1577891
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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of August 12, 1997, 3,144,304 shares of the issuer's Common Stock were outstanding.


Transitional Small Business Disclosure Format (Check one): Yes ___ No _X_

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Gentle Dental Service Corporation

Balance Sheets
(In thousands, except share data)
--------------------------------------------------------------------------------

                                                                                  December 31,       June 30,
                                                                                         1996           1997
                                                                                  -----------    -----------
                                                                                                 (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                       $      229      $     745
   Accounts receivable, net                                                             2,678          1,961
   Receivables from affiliates and other receivables                                    1,223          2,070
   Income taxes receivable                                                                170            170
   Supplies                                                                               363            435
   Prepaid expenses and other current assets                                              708            372
                                                                                   ----------      ---------
      Total current assets                                                              5,371          5,753
Property and equipment, net                                                             4,163          4,826
Intangible assets, net                                                                  3,225          4,853
Other assets                                                                               68             49
                                                                                   ----------      ---------

      Total assets                                                                 $   12,827      $  15,481
                                                                                   ==========      =========

Liabilities, Redeemable Common Stock and
  Nonredeemable Shareholders Equity
Current liabilities:
   Accounts payable                                                                $    1,256      $     919
   Accrued payroll and payroll related costs                                              364            527
   Other accrued liabilities                                                              477            385
   Short-term borrowings                                                                2,097              -
   Current portion of long-term debt and capital lease obligations                        917            405
                                                                                   ----------      ---------
      Total current liabilities                                                         5,111          2,236

Deferred rent                                                                              88            113
Deferred income taxes                                                                       3            113
Long-term debt, less current portion                                                    1,822            529
Capital lease obligations, less current portion                                           441            422
                                                                                   ----------      ---------
      Total liabilities                                                                 7,465          3,413
                                                                                   ----------      ---------
Commitments and contingent liabilities

Redeemable common stock, no par value, 190,302 and 183,686 shares
  issued and outstanding, respectively                                                  2,199          2,115
                                                                                   ----------      ---------

Nonredeemable shareholders' equity:
   Preferred stock, 30,000,000 shares authorized, no shares issued
     and outstanding                                                                        -              -
   Common stock, no par value, 50,000,000 shares authorized, 1,351,579
     and 2,960,618 shares issued and outstanding, respectively                          2,888          9,562
   Additional paid-in capital                                                             446            474
   Retained deficit                                                                      (171)           (83)
                                                                                   ----------      ---------
      Total nonredeemable shareholders' equity                                          3,163          9,953
                                                                                   ----------      ---------
      Total liabilities, redeemable common stock and
        nonredeemable shareholders' equity                                         $   12,827      $  15,481
                                                                                   ==========      =========

Gentle Dental Service Corporation

Statements of Operations
(Unaudited, in thousands, except per share data)


                                                   Six Months Ended June 30,          Three Months Ended June 30,
                                                      1996             1997                1996             1997
                                               -----------      -----------         -----------      -----------
Support services revenue                       $     5,157      $     6,444         $     2,677      $     3,499

Branch costs                                         3,476            4,251               1,725            2,395
Operating expenses                                   1,912            1,853               1,011              929
                                               -----------      -----------         -----------      -----------
Operating income (loss)                               (231)             340                 (59)             175
                                               -----------      -----------         -----------      -----------

Nonoperating income (expense):
     Interest expense                                 (299)            (130)               (193)             (32)
     Other income, net                                  80                7                  63                7
                                               -----------      -----------         -----------      -----------
        Nonoperating expense, net                     (219)            (123)               (130)             (25)
                                               -----------      -----------         -----------      -----------

Income (loss) before income taxes                     (450)             217                (189)             150

Provision (benefit) for income taxes                   (47)             110                  15               76
                                               -----------      -----------         -----------      -----------

Net income (loss)                                     (403)             107                (204)              74

Accretion of redeemable
   common stock                                        (68)             (19)                (13)              (9)
                                               -----------      -----------         -----------      -----------

Net income (loss) attributable to common stock $      (471)     $        88         $      (217)     $        65
                                               ===========      ===========         ===========      ===========

Net income (loss) per share of common stock    $     (0.33)     $      0.03         $     (0.14)     $      0.02
                                               ===========      ===========         ===========      ===========

Weighted average number of shares outstanding        1,447            2,738               1,510            3,149
                                               ===========      ===========         ===========      ===========

Gentle Dental Service Corporation

Statements of Cash Flows
(Unaudited, in thousands)
--------------------------------------------------------------------------------

                                                      Six Months Ended June 30,          Three Months Ended June 30,
                                                          1996            1997               1996              1997
                                                   -----------     -----------        -----------        ----------
Cash flows from operating activities:
   Net income (loss)                               $      (403)    $       107        $      (204)       $       74
   Adjustments to reconcile change in net cash
      provided by (used in) operating activities:
     Depreciation and amortization                         363             442                186               237
     Loss on disposal of assets                              -              24                  -                19
     Stock options granted to nonemployees                  50              28                 45                14
     Deferred income taxes                                   6             110                 72                76
     Amortization of warrants                               81               -                 81                 -
     Deferred rent                                           5              25                 (3)                9
   Changes in certain assets and liabilities,
       net of acquisitions:
     Accounts receivable, net                             (306)          1,186                (36)              826
     Receivables from affiliates and other receivables     (35)           (934)              (291)              (857)
     Income taxes receivable                               (53)              -                (53)                -
     Supplies                                             (167)            (72)               (24)              (53)
     Prepaid expenses and other current assets             (95)           (121)               (15)              (42)
     Other assets                                            8              19                (16)                1
     Accounts payable                                      369            (337)               165               449
     Accrued liabilities                                  (364)            (42)              (276)             (115)
                                                   -----------     -----------        -----------       -----------

         Net cash provided by (used in) operating
                 activities                               (541)            435               (369)              638
                                                   -----------     -----------        -----------       -----------

Cash flows from investing activities:
   Purchase of property and equipment,
      excluding acquisitions                              (396)           (921)              (240)             (417)
   Proceeds from sale of property and equipment              -              22                  -                22
   Cash paid for acquisitions, including other direct
     costs, net of cash acquired                          (663)           (973)              (275)                -
                                                   -----------     -----------        -----------       -----------

         Net cash used in investing activities          (1,059)         (1,872)              (515)             (395)
                                                   -----------     -----------        -----------       -----------

Cash  flows from financing activities, excluding acquisitions:
   Net proceeds (payments) on short-term borrowings        988          (2,097)               600                 -
   Proceeds from issuance of notes payable                 349               -                179                 -
   Payments of notes payable                              (140)         (2,449)               (48)              (70)
   Payments of capital lease obligations                   (40)            (54)               (21)              (23)
   Proceeds from issuance of common stock                  974           7,500                974                 -
   Common stock issuance costs                               -            (844)                 -               (79)
   Exercise of put rights                                  (90)           (103)               (90)             (103)
   Exercise of options                                       2               -                  2                 -
                                                   -----------     -----------        -----------       -----------

         Net cash provided by (used in) financing
                 activities                              2,043           1,953              1,596              (275)
                                                   -----------     -----------        -----------       -----------

Increase (decrease) in cash and cash equivalents           443             516                712               (32)

Cash and cash equivalents, beginning of period             689             229                420               777
                                                   -----------     -----------        -----------       -----------

Cash and cash equivalents, end of period           $     1,132     $       745        $     1,132       $       745
                                                   ===========     ===========        ===========       ===========

Gentle Dental Service Corporation

Notes to Unaudited Financial Statements
--------------------------------------------------------------------------------

1.   Organization and Significant Accounting Policies

     Gentle Dental Service Corporation (the "Company"), incorporated on December 14, 1992, is a Washington corporation headquartered in Vancouver, Washington. The Company, as part of a multi-specialty dental care delivery network, provides support services to dental professional corporations in California, Oregon and Washington. During the period January 1, 1997 through June 30, 1997 the Company provided management support to three professional corporations under long-term support services agreements:
     Gentle Dental of Oregon, P.C. and Tse, Saiget, Watanabe & McClure, Inc., P.S., a.k.a., Gentle Dental of Washington, P.C., and Arena Dental Corporation, a California Professional Corporation (together, the "PCs"). Under the terms of the service agreements, the Company, among other things, bills and collects patient receivables and provides all administrative support services to the PCs in exchange for support services fees.

     On February 13, 1997, the Company completed its initial public offering of 1,500,000 shares of no par value common stock (the "Offering"). The price per share in the Offering was $5.00, resulting in gross offering proceeds of $7,500,000. Net of underwriters' discount and total offering expenses the Company received approximately $6,205,000 in proceeds from the Offering. The effects of the Offering and related transactions have been included in the accompanying financial statements as of June 30, 1997.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share". In accordance with this pronouncement, the Company will adopt the new standard for periods ending after December 15, 1997. Management does not expect the adoption of this pronouncement to have a significant effect on reported earnings per share information.

     The Emerging Issues Task Force of the Financial Accounting Standards Board is currently evaluating certain matters relating to the physician practice management industry, which the Company expects will include a review of the consolidation of professional corporation revenues and the accounting for business combinations. The Company is unable to predict the impact, if any, that this review may have on the Company's acquisition strategy, allocation of purchase price related to acquisitions, and amortization life assigned to intangible assets.

     The accompanying unaudited interim financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to insure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended December 31, 1996. The results for the six months ended June 30, 1997 are not necessarily indicative of the results of operations for the entire year.

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

                                                     Six Months Ended June 30,           Three Months Ended June 30,
                                                        1996             1997                1996              1997
                                                 -----------      -----------         -----------       -----------
                                                                          (In thousands)
     PC dental revenue, net of provisions
       for contractual adjustments and
       doubtful accounts                         $    10,313      $    12,192         $     5,353       $     6,623

     Less amounts retained by the PCs                 (5,156)          (5,837)             (2,676)           (3,165)
     Retail sales                                          -               89                   -                41
                                                 -----------      -----------         -----------       -----------

     Support services revenue                    $     5,157      $     6,444         $     2,677       $     3,499
                                                 ===========      ===========         ===========       ===========

3. Employee Stock Purchase Plan and Professional Corporation Employee Stock Purchase Plan

     The Company has adopted the Employee Stock Purchase Plan ("ESPP") and the Professional Corporation Employee Stock Purchase Plan ("PC ESPP") covering 200,000 and 300,000 shares of the Company's common stock, respectively. The ESPP and the PC ESPP were effective May 1, 1997. All full-time employees of the Company and the PCs can purchase common stock under these plans through payroll withholding at a 10% discount to the market price of the stock on the last day of each calendar quarter.

4.   Subsequent Event

     On July 31, 1997 the Company acquired certain operating assets of the dental practices of Pacific Medical Center in Seattle, Washington. The acquisition was accounted for as a taxable purchase under which the Company's depreciable basis in the acquired assets was "stepped-up" to the purchase price paid for the assets. The purchase price paid was approximately $600,000 which included $500,000 in cash and $100,000 in a promissory note.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


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

     During the first six months of 1997, the Company acquired one dental practice in the Seattle, Washington metropolitan area and one dental practice in the Sacramento, California metropolitan area.

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


Results of Operations

     The following table shows the derivation of the Company's revenues from the net revenues of the PCs for the periods indicated.


                                                     Six Months Ended June 30,           Three Months Ended June 30,
                                                        1996             1997                1996              1997
                                                 -----------      -----------         -----------       -----------
                                                                          (In thousands)
     PC dental revenue, net of provisions
       for contractual adjustments and
       doubtful accounts                         $    10,313      $    12,192         $     5,353        $   6,623

     Less amounts retained by the PCs                 (5,156)          (5,837)             (2,676)          (3,165)
     Retail sales                                          -               89                   -               41
                                                 -----------      -----------         -----------        ---------

     Support services revenue                    $     5,157      $     6,444         $     2,677        $   3,499
                                                 ===========      ===========         ===========        =========

Comparison of the Three Months Ended June 30, 1997 to the Three Months Ended June 30, 1996

     Revenue. Net PC Revenue increased 23.7% from $5.4 million for the three months ended June 30, 1996 to $6.6 million for the three months ended June 30, 1997. Revenues increased 6.8% for branch offices in operation during both periods. Additional growth was attributed to three practice acquisitions during the period of June 1, 1996 through June 30, 1997.


     Support Services Revenue increased 30.7% from $2.7 million for the three months ended June 30, 1996 to $3.5 million for the three months ended June 30, 1997. This higher rate of growth compared with the growth of Net PC Revenue was primarily the result of the increase in the percentage of Net PC Revenue payable under the Support Services Agreements from 50% to 51% and 50% to 53% for the Washington and Oregon PCs, respectively. In addition 1.2% of the Support Services Revenue or 5.0% of the growth was attributed to the introduction of the retail sale of toothbrushes.


     Branch Costs. Branch costs include all staff compensation and related payroll costs at the dental facilities, other than dentists, hygienists, and dental assistants, and all dental supplies, facilities, equipment depreciation, and general branch administrative expense. Branch costs increased 38.8% from $1.7 million for the three months ended June 30, 1996 to $2.4 million for the three months ended June 30, 1997. Branch costs as a percentage of Net PC Revenue increased from 32.2% to 36.2% for the three months ended June 30, 1996 and 1997, respectively. This increase is primarily attributed to increases in staff compensation, laboratory, dental supply, depreciation and amortization expenses.


     Operating Expenses. The Company's operating expenses decreased 8.1% from $1.0 million for the three months ended June 30, 1996 to $929,000 for the three months ended June 30, 1997. Operating expenses as a percentage of Net PC Revenue decreased from 18.9% to 14.0% for the three months ended June 30, 1996 and 1997, respectively. This decrease in operating expenses as a percentage of Net PC Revenue is consistent with the Company's strategy to increase the growth rate of revenue at a rate higher than the growth rate in overall operating expenses.


     Nonoperating Expense, Net. Nonoperating expense, net decreased from $130,000 for the three months ended June 30, 1996 to $25,000 for the three months ended June 30, 1997. This decrease is attributed to a decrease in other income of $56,000 offset by a decrease in interest expense of $161,000.


     Provision (Benefit) for Income Taxes. For the three months ended June 30, 1996 the Company recognized a tax benefit resulting from its taxable loss for the period. Because the Company has in the past made some practice acquisitions under a tax-free merger structure, the amortization of intangible assets from those acquisitions reduces earnings but is not deductible for tax purposes. Accordingly, for the three months ended June 30, 1997, the effective tax rate was higher than the applicable statutory tax rate.

Comparison of the Six Months Ended June 30, 1997 to the Six Months Ended June 30, 1996

     Revenue. Net PC Revenue increased 18.2% from $10.3 million for the six months ended June 30, 1996 to $12.2 million for the six months ended June 30, 1997. Revenues increased 7.0% for branch offices in operation during both periods. Additional growth was attributed to three practice acquisitions during the period of June 1, 1996 and June 30, 1997.


     Support Services Revenue increased 25% from $5.2 million for the six months ended June 30, 1996 to $6.5 million for the six months ended June 30, 1997. This higher rate of growth compared with the growth of Net PC Revenue was also primarily the result of the increase in the percentage of Net PC Revenue payable under the Support Services Agreements from 50% to 51% and 50% to 53% for the Washington and Oregon PCs, respectively. In addition 1.4% of the Support Services Revenue or 6.9% of the growth was attributed to the introduction of the retail sale of toothbrushes.


     Branch Costs. Branch costs include all staff compensation and related payroll costs at the dental facilities, other than dentists, hygienists, and dental assistants, and all dental supplies, facilities, equipment depreciation, and general branch administrative expense. Branch costs increased 22.6% from $3.5 million for the six months ended June 30, 1996 to $4.3 million for the six months ended June 30, 1997. Branch costs as a percentage of Net PC Revenue increased from 33.7% to 34.9% for the six months ended June 30, 1996 and 1997, respectively. This increase is primarily attributed to an increase in staff compensation, laboratory, dental supply, depreciation and amortization expenses.


     Operating Expenses. The Company's operating expenses decreased 3.1% from $1.91 million for the six months ended June 30, 1996 to $1.85 million for the six months ended June 30, 1997. Operating expenses as a percentage of Net PC Revenue decreased from 18.5% to 15.2% for the six months ended June 30, 1996 and 1997, respectively. This decrease in operating expenses as a percentage of Net PC Revenue is consistent with the Company's strategy to increase the growth rate of revenue at a rate higher than the growth rate in overall operating expenses.


     Nonoperating Expense, Net. Nonoperating expense, net decreased from $219,000 for the six months ended June 30, 1996 to $123,000 for the six months ended June 30, 1997. This decrease is attributed to a decrease in other income of $73,000 offset by a decrease in interest expense of $169,000.


     Provision (Benefit) for Income Taxes. For the six months ended June 30, 1996 the Company recognized a tax benefit resulting from its taxable loss for the period. Because the Company has in the past made some practice acquisitions under a tax-free merger structure, the amortization of intangible assets from those acquisitions reduces earnings but is not deductible for tax purposes. Accordingly, for the six months ended June 30, 1997, the effective tax rate was higher than the applicable statutory tax rate.

Liquidity and Capital Resources

     At June 30, 1997, the Company's cash and cash equivalents were $745,000 and working capital was $3.5 million. Net cash provided by (used in) operating and investing activities was ($884,000) and $243,000 for the three month periods ending June 30, 1996 and 1997, respectively. Net cash provided by (used in) financing activities was $1.6 million and ($275,000) for the three month periods ending June 30, 1996 and 1997, respectively.

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

     The Company's current credit facility with its principal bank provides access to up to $1.5 million. No amount was outstanding as of June 30, 1997. This facility carries an interest rate of prime plus 1.0% and matures October 31, 1997. The Company is currently in negotiations for a significant increase in its borrowing capacity. Although the Company's financial position has improved subsequent to its initial public offering in February 1997, there can be no assurance as to the credit terms and amount that the Company will be able to secure.

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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     On June 26, 1996, Donald E. Janoff, D.D.S., a former employee of Gentle Dental of Oregon, P.C. filed a complaint in the circuit court of the state of Oregon for the county of Multnomah against Gentle Dental of Oregon, P.C. for breach of contract. The complaint alleged that Gentle Dental of Oregon, P.C. breached Dr. Janoff's employement contract by wrongfully terminating the contract and sought damages of $375,000. On April 25, 1997, the court entered a summary judgement against Dr. Janoff on all claims. Dr. Janoff has appealed.


Item 4.  Submission of Matters to a Vote of Security Holders

     The 1997 Annual Meeting of Shareholders of the Company was held on May 30, 1997. Kenneth D. Hooten, Paul H. Keckley and Craig W. Wong were re-elected as directors for a three-year term. Gerald R. Aaron was re-elected as a director for a two-year term. The terms of office of directors Richard A. Armstrong, Daniel P. Hunt, Jerald L. Willbur and Dany Y. Tse continued after the meeting. The directors elected at the meeting were elected by the following votes:

         Name of Director              Votes For           Votes Withheld
         ----------------              ---------           --------------
         Kenneth D. Hooten             2,249,582               1,750
         Paul H. Keckley               2,249,582               1,750
         Craig W. Wong                 2,249,642               1,690
         Gerald R. Aaron               2,249,682               1,650


Item 6.  Exhibits and Reports on Form 8

         (a)    Exhibits

                27   Financial Data Schedule

         (b)    Reports on Form 8-K

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

                                       GENTLE DENTAL SERVICE CORPORATION
                                       ---------------------------------
                                                  (Registrant)


Date:  August 12, 1997                 By: L. THEODORE VAN EERDEN
      -----------------                    -------------------------------------
                                           L. Theodore Van Eerden
                                           Chief Financial Officer

                                  EXHIBIT INDEX
Exhibit
  No.        Description
-------      -----------

  27         Financial Data Schedule