Form 10QSB
period 1997-09-30
GENTLE DENTAL SERVICE CORP
filed 1997-11-13
CIK 898807

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1997
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number:                           333-13529
                        --------------------------------------------------------

                        GENTLE DENTAL SERVICE CORPORATION
        (Exact name of small business issuer as specified in its charter)

          Washington                                  91-1577891
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

        22800 Savi Ranch Parkway, Suite 206, Yorba Linda, CA 92887-4610
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number                     (714) 998-0587
                          ------------------------------------------------------

             900 Washington Street, Suite 1100, Vancouver, WA 98660
--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of November 13, 1997, 7,714,469 shares of the issuer's Common Stock were outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes     No  X
                                                                ---    ---

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Gentle Dental Service Corporation

Balance Sheets
(In thousands, except share data)
--------------------------------------------------------------------------------

                                                                                      December 31,     September 30,
                                                                                             1996              1997
                                                                                      -----------      ------------
                                                                                                        (Unaudited)
Assets
   Current assets:
      Cash and cash equivalents                                                       $      229        $       79
      Accounts receivable, net                                                             3,007             2,742
      Receivables from affiliates                                                          1,197             1,603
      Income taxes receivable                                                                169               134
      Supplies                                                                               363               476
      Prepaid expenses and other current assets                                              734               520
                                                                                      ----------        ----------

        Total current assets                                                               5,699             5,554

      Property and equipment, net                                                          4,164             4,911
      Intangible assets, net                                                               3,225             5,549
      Other assets                                                                            68                54
                                                                                      ----------        ----------

        Total assets                                                                  $   13,156        $   16,068
                                                                                      ==========        ==========


Liabilities, Redeemable Common Stock and
  Nonredeemable Shareholders Equity
   Current liabilities:
      Accounts payable                                                                $    1,256        $      787
      Accrued payroll and payroll related costs                                              364               785
      Other accrued liabilities                                                              806               630
      Short-term borrowings                                                                2,097                 -
      Current portion of long-term debt and capital lease obligations                        917               441
                                                                                      ----------        ----------

        Total current liabilities                                                          5,440             2,643
                                                                                      ----------        ----------


      Deferred rent                                                                           88               112
      Deferred income taxes                                                                    3               237
      Long-term debt, less current portion                                                 1,822               577
      Capital lease obligations, less current portion                                        441               314
                                                                                      ----------        ----------

        Total liabilities                                                                  7,794             3,883
                                                                                      ----------        ----------

   Commitments and contingent liabilities

   Redeemable common stock, no par value, 190,302 and 183,686 shares
     issued and outstanding, respectively                                                  2,199             2,123
                                                                                      ----------        ----------

   Nonredeemable shareholders' equity:
      Preferred stock, 30,000,000 shares authorized, no shares issued
        and outstanding                                                                        -                 -
      Common stock, no par value, 50,000,000 shares authorized, 1,351,579
        and 2,971,772 shares issued and outstanding, respectively                          2,888             9,543
      Additional paid-in capital                                                             446               488
      Retained earnings (deficit)                                                           (171)               31
                                                                                      ----------        ----------

        Total nonredeemable shareholders' equity                                           3,163            10,062
                                                                                      ----------        ----------

        Total liabilities, redeemable common stock and
          nonredeemable shareholders' equity                                          $   13,156        $   16,068
                                                                                      ==========        ==========

Gentle Dental Service Corporation

Statements of Operations
(Unaudited, in thousands, except per share data)
--------------------------------------------------------------------------------


                                                    Nine Months Ended September 30,      Three Months Ended September 30,
                                                            1996              1997                 1996             1997
                                                  --------------    --------------        -------------   --------------
Support services revenue                                $ 7,866          $ 10,269              $ 2,709          $ 3,825

Branch costs                                              5,234             6,608                1,758            2,357
Operating expenses                                        3,010             3,130                1,098            1,277
                                                  --------------    --------------        -------------   --------------
     Operating income (loss)                               (378)              531                 (147)             191
                                                  --------------    --------------        -------------   --------------

Nonoperating income (expense):
     Interest expense                                      (572)             (135)                (273)              (5)
     Other income, net                                       22                52                  (58)              45
                                                  --------------    --------------        -------------   --------------
        Nonoperating Income (expense) net                  (550)              (83)                (331)              40
                                                  --------------    --------------        -------------   --------------

Income (loss) before income taxes                          (928)              448                 (478)             231

Provision (benefit) for income taxes                       (228)              219                 (181)             109
                                                  --------------    --------------        -------------   --------------

Net income (loss)                                          (700)              229                 (297)             122

Accretion of redeemable
   common stock                                             (80)              (27)                 (12)              (8)
                                                  --------------    --------------        -------------   --------------

Net income (loss) attributable to common stock          $  (780)         $    202              $  (309)         $   114
                                                  ==============    ==============        =============   ==============

Primary earnings (loss) per share                       $ (0.53)         $   0.07              $ (0.20)         $  0.03
                                                  ==============    ==============        =============   ==============

Fully diluted earnings (loss) per share                 $ (0.53)         $   0.06              $ (0.20)         $  0.03
                                                  ==============    ==============        =============   ==============

Gentle Dental Service Corporation

Statements of Cash Flows
(Unaudited, in thousands)
--------------------------------------------------------------------------------


                                                                Nine Months Ended September 30,     Three Months Ended September 30,
                                                                      1996                1997              1996               1997
                                                             -------------        ------------     -------------       ------------
Cash flows from operating activities:
   Net income (loss)                                               $ (700)              $ 229            $ (297)             $ 122
   Adjustments to reconcile change in net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                   596                 699               233                257
      Loss on disposal of assets                                       61                  36                61                 12
      Stock options granted to nonemployees                            38                  42                13                 14
      Stock issued for fees and compensation                           25                   -                 -                  -
      Deferred income taxes                                           (56)                212               (62)               102
      Amortization of warrants                                        201                   -               120                  -
      Deferred rent                                                     5                  24                 -                 (1)
   Changes in certain assets and liabilities,
     net of acquisitions:
      Accounts receivable, net                                       (253)                574               (67)               (90)
      Receivables from affiliates                                    (416)               (493)             (477)                61
      Income taxes receivable                                        (137)                 35               (84)                35
      Supplies                                                        (50)               (113)                7                (41)
      Prepaid expenses and other current assets                      (339)               (221)               58               (120)
      Other assets                                                     30                  13                22                 (5)
      Accounts payable                                                415                (469)               46               (132)
      Accrued liabilities                                             (54)                131               334                 50
                                                             -------------        ------------     -------------       ------------

        Net cash provided by (used in) operating
         activities                                                  (634)                699               (93)               264
                                                             -------------        ------------     -------------       ------------

Cash flows from investing activities:
   Purchase of property and equipment,
    excluding acquisitions                                           (532)             (1,199)             (136)              (278)
   Proceeds from sale of property and equipment                         -                  22                 -                  -
   Cash paid for acquisitions, including other direct
     costs, net of cash acquired                                     (667)             (1,483)               (4)              (510)
                                                             -------------        ------------     -------------       ------------

        Net cash used in investing activities                      (1,199)             (2,660)             (140)              (788)
                                                             -------------        ------------     -------------       ------------

Cash flows from financing activities, excluding acquisitions:
   Net proceeds (payments) on short-term borrowings                 1,048              (2,097)               60                  -
   Proceeds from issuance of notes payable                            465                   -               116                  -
   Payments of notes payable                                         (407)             (2,444)             (267)               (25)
   Payments of capital lease obligations                             (241)               (182)             (201)               (98)
   Proceeds from issuance of common stock                           1,000               7,500                 -                  -
   Proceeds from employee stock purchase plan                           -                   5                 -                  5
   Common stock issuance costs                                        (43)               (918)              (17)               (74)
   Proceeds from note receivable                                       40                   -                40                  -
   Exercise of put rights                                             (90)               (103)                -                  -
   Exercise of options                                                  -                  50                 -                 50
   Other                                                                2                   -                 -                  -
                                                             -------------        ------------     -------------       ------------

        Net cash provided by (used in) financing
         activities                                                 1,774               1,811              (269)              (142)
                                                             -------------        ------------     -------------       ------------

Increase (decrease) in cash and cash equivalents                      (59)               (150)             (502)              (666)

Cash and cash equivalents, beginning of period                        689                 229             1,132                745
                                                             -------------        ------------     -------------       ------------

Cash and cash equivalents, end of period                           $  630                $ 79             $ 630               $ 79
                                                             =============        ============     =============       ============

Gentle Dental Service Corporation

Notes to Unaudited Financial Statements
--------------------------------------------------------------------------------


1.   Organization and Significant Accounting Policies

     Gentle Dental Service Corporation (the "Company"), incorporated on December 14, 1992, is a Washington corporation headquartered as of September 30, 1997 in Vancouver, Washington. As of September 30, 1997, the Company, as part of a multi-specialty dental care delivery network, provided support services to dental professional corporations in Washington, Oregon and California. During the period January 1, 1997 through September 30, 1997 the Company provided management support to four professional corporations under long-term support services agreements: Gentle Dental of Oregon, P.C.; Tse, Saiget, Watanabe & McClure, Inc., P.S., a.k.a., Gentle Dental of Washington, P.C.; Arena Dental Corporation, a California Professional Corporation; and Dany Tse, P.C. (together, the "PCs"). Under the terms of the service agreements, the Company, among other things, bills and collects patient receivables and provides all administrative support services to the PCs in exchange for support services fees.

     On February 13, 1997, the Company completed its initial public offering of 1,500,000 shares of no par value common stock (the "Offering"). The price per share in the Offering was $5.00, resulting in gross offering proceeds of $7,500,000. Net of underwriters' discount and total offering expenses the Company received approximately $6,123,000 in proceeds from the Offering. The effects of the Offering and related transactions have been included in the accompanying financial statements as of September 30, 1997.

     Concurrent with the receipt of the net proceeds, the Company utilized $4,426,000 to repay all outstanding principal under the Company's various bank loan arrangements. No significant gain or loss resulted in connection with the debt extinguishment.

     Basis of presentation

     The accompanying unaudited interim financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to insure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended December 31, 1996. The results for the nine months ended September 30, 1997 are not necessarily indicative of the results of operations for the entire year.

     Certain reclassifications have been made to the 1996 and 1997 financial statements to conform with the presentations as of September 30, 1997. Such reclassifications had no effect on the Company's previously reported results of operations or financial position.

     Earnings per share

     Primary and fully diluted earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the periods presented. The computation of fully diluted earnings per share assumes the exercise of stock warrants and options. The computation of fully diluted net loss per share was antidilutive in each of the periods presented during 1996; therefore, the amounts reported for primary and fully diluted loss are the same. The number of common and common equivalent shares utilized for the nine and three months ended September 30, 1996 were 1,484,000 and 1,510,000, respectively. The primary weighted average number of common and common equivalent shares outstanding was 2,951,000 and 3,378,000 for the nine and three months ended September 30, 1997, respectively. The fully diluted weighted average number of common and common equivalent shares outstanding was 3,288,000 and 3,587,000 for the nine and three months ended September 30, 1997, respectively.

     New accounting pronouncements

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

                                                           Nine Months Ended September 30,      Three Months Ended September 30,
                                                                 1996                1997              1996                1997
                                                          -----------         -----------       -----------         -----------
     PC dental revenue, net of provisions                                           (In thousands)
       for contractual adjustments and
       doubtful accounts                                  $    15,731         $    19,020       $     5,418         $     6,828
     Less amounts retained by the PCs                          (7,865)             (9,103)           (2,709)             (3,266)
     Adjustment to allowance for doubtful accounts                  -                 230                 -                 230
     Retail sales                                                   -                 122                 -                  33
                                                          -----------         -----------       -----------         -----------

        Support services revenue                          $     7,866         $    10,269       $     2,709         $     3,825
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

4.   Commitment and Contingencies

     On September 21, 1997, the Company entered into a merger agreement pursuant to which it has agreed to acquire all of the stock of Dedicated Dental Systems, Inc. ("DDS"), which is based in Bakersfield, California and owns and operates 11 staff model dental offices pursuant to a Knox-Keene license from the state of California. At the same time, the Company entered into three asset purchase agreements to acquire the nonprofessional assets of four related dental practices in central California. The aggregate purchase price under these agreements is $22,750,000, consisting of $9,771,000 in cash, $12,429,000 in shares of Company Common Stock (1,519,103 shares valued at $8.1818 per share, which was the average closing price of Company Common Stock for the 30 trading days prior to the execution of the agreements), and $550,000 in estimated future earnout payments under two of the asset purchase agreements, all subject to certain adjustments provided for in the agreements. The acquisition is subject to California Knox-Keene regulatory approval, among other contingencies, and is expected to close by year-end or early 1998.

     On September 29, 1997, the Company entered into an agreement for the acquisition of the nonprofessional assets of a dental practice located in Sacramento, California. The purchase price is $810,000, consisting of $320,000 in cash and $490,000 in shares of Company Common Stock (43,077 shares valued at $11.375 per share, which was the average closing price of Company

     Common Stock for the 10 trading days prior to the execution of the agreement). The acquisition is expected to close in November 1997.

5.   Subsequent Event

     On November 4, 1997, the Company completed its merger with GMS Dental Group, Inc. ("GMS"), a privately held corporation, with the Company as the surviving corporation. The merger is being accounted for as a pooling of interests. Under the terms of the merger agreement, the Company issued approximately 4,548,200 shares of its Common Stock, representing approximately 59% of the outstanding stock of the merged company, to the former shareholders of GMS. A total of 297,074 of the shares issued in the merger are subject to repurchase by the Company at an average price of $0.32 per share if certain performance targets for 1997 are not achieved. These targets are not expected to be met and the shares are anticipated to be repurchased during 1998.

     Upon consummation of the DDS acquisition discussed in note 4 and after the foregoing repurchase of the shares discussed above, the shares issued to GMS shareholders will represent approximately 47.5% of the total outstanding Common Stock. Prior to the merger, GMS was a dental practice management company based in Yorba Linda, California providing management support services to 22 dental offices with approximately 100 dentists in California, Idaho, and Hawaii.

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

Company revenues primarily consist of fees received for services provided under four Support Services Agreements between the Company and the PCs (the "Support Services Agreements"). The Company's support services revenue ("Support Services Revenue") is equal to a percentage of the net revenue of the PCs ("Net PC Revenue"). Net PC Revenue equals the gross billings of the PCs less provisions for contractual discounts and doubtful accounts.

During the first nine months of 1997, the Company acquired two dental practices in the Seattle, Washington metropolitan area and one dental practice in the Sacramento, California metropolitan area.

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

Results of Operations

The following table shows the derivation of the Company's revenues from the net revenues of the PCs for the periods indicated.

                                                           Nine Months Ended September 30,      Three Months Ended September 30,
                                                                 1996                1997              1996                1997
                                                          -----------         -----------       -----------         -----------
     PC dental revenue, net of provisions                                           (In thousands)
       for contractual adjustments and
       doubtful accounts                                  $    15,731         $    19,020       $     5,418         $     6,828
     Less amounts retained by the PCs                          (7,865)             (9,103)           (2,709)             (3,266)
     Adjustment to allowance for doubtful accounts                  -                 230                 -                 230
     Retail sales                                                   -                 122                 -                  33
                                                          -----------         -----------       -----------         -----------

        Support services revenue                          $     7,866         $    10,269       $     2,709         $     3,825
                                                          ===========         ===========       ===========         ===========

Comparison of the Three Months Ended September 30, 1997 to the Three Months Ended September 30, 1996


Revenue. Net PC Revenue increased 25.9% from $5.4 million for the three months ended September 30, 1996 to $6.8 million for the three months ended September 30, 1997. Revenues increased 6.3% for branch offices in operation during both periods. The remaining increase in Net PC Revenue was primarily attributed to three practice acquisitions during 1997.

Support Services Revenue increased 41.2% from $2.7 million for the three months ended September 30, 1996 to $3.8 million for the three months ended September 30, 1997. This higher rate of growth compared with the growth of Net PC Revenue was primarily the result of the increase in the percentage of Net PC Revenue payable under the Support Services Agreements from 50% to 51% and 50% to 53% for the Washington and Oregon PCs, respectively. Also, 1.0% of the Support Services Revenue or 3.0% of the growth was attributable to the introduction of retail products. In addition, 6.0% of the Support Services Revenue or 20.6% of the growth was attributed to favorable adjustments to bad debt reserves resulting from improved receivable collections.


Branch Costs. Branch costs include all staff compensation and related payroll costs at the dental facilities, other than dentists, hygienists, and dental assistants, and all dental supplies, facilities, equipment depreciation, and general branch administrative expense. Branch costs increased 34.1% from $1.8 million for the three months ended September 30, 1996 to $2.4 million for the three months ended September 30, 1997. Branch costs as a percentage of Net PC Revenue increased from 32.4% to 34.5% for the three months ended September 30, 1996 and 1997, respectively. Overall, the Company has experi-enced favorable economies of scale in branch costs. For the three months ended September 30, 1996, such costs were reduced by approximately 3.5% due to an adjustment to reduce accrued dental supply costs expensed in previous periods.


Operating Expenses. The Company's operating expenses increased 16.3% from $1.1 million for the three months ended September 30, 1996 to $1.3 million for the three months ended September 30, 1997 as a result of the accrual of executive bonuses in the 1997 period based on substantial achievement of specific performance objectives. Operating expenses as a percentage of Net PC Revenue decreased from 20.3% to 18.7% for the three months ended September 30, 1996 and 1997, respectively. This decrease in operating expenses as a percentage of Net PC Revenue is consistent with the Company's strategy to increase the growth rate of revenue at a rate higher than the growth rate in overall operating expenses.


Nonoperating Income (Expense), Net. Nonoperating income (expense) increased from a net expense of $(331,000) for the three months ended September 30, 1996 to a net income of $40,000 for the three months ended September 30, 1997. This change is attributed to an increase in other income of $103,000 and a decrease in interest expense of $268,000, net of interest income.


Provision (Benefit) for Income Taxes. For the three months ended September 30, 1996 the Company recognized a tax benefit resulting from its taxable loss for the period. Because the Company has in the past made some practice acquisitions under a tax-free merger structure, the amortization of intangible assets from those acquisitions reduces earnings but is not deductible for tax purposes. Accordingly, for the three months ended September 30, 1997, the effective tax rate was higher than the applicable statutory tax rate.

Comparison of the Nine Months Ended September 30, 1997 to the Nine Months Ended September 30, 1996


Revenue. Net PC Revenue increased 20.9% from $15.7 million for the nine months ended September 30, 1996 to $19.0 million for the nine months ended September 30, 1997. Revenues increased 8.0% for branch offices in operation during both periods. Additional growth was attributed to three practice acquisitions during 1997.

Support Services Revenue increased 30.5% from $7.9 million for the nine months ended September 30, 1996 to $10.3 million for the nine months ended September 30, 1997. This higher rate of growth compared with the growth of Net PC Revenue was also primarily the result of the increase in the percentage of Net PC Revenue payable under the Support Services Agreements from 50% to 51% and 50% to 53% for the Washington and Oregon PCs, respectively. Also, 1.2% of the Support Services Revenue or 5.1% of the growth was attributable to the introduction of retail products. In addition, 2.2% of the Support Services Revenue or 9.6% of the growth was attributed to favorable adjustments to bad debt reserves resulting from improved receivable collections.


Branch Costs. Branch costs include all staff compensation and related payroll costs at the dental facilities, other than dentists, hygienists, and dental assistants, and all dental supplies, facilities, equipment depreciation, and general branch administrative expense. Branch costs increased 26.2% from $5.2 million for the nine months ended September 30, 1996 to $6.6 million for the nine months ended September 30, 1997. Branch costs as a percentage of Net PC Revenue increased from 33.3% to 34.7% for the nine months ended September 30, 1996 and 1997, respectively. For the nine months ended September 30, 1996, such costs were reduced by approximately 1.3% due to an adjustment to reduce accrued dental supply costs expensed in previous periods.


Operating Expenses. The Company's operating expenses increased 4.0% from $3.0 million for the nine months ended September 30, 1996 to $3.1 million for the nine months ended September 30, 1997. Operating expenses as a percentage of Net PC Revenue decreased from 19.1% to 16.5% for the nine months ended September 30, 1996 and 1997, respectively. This decrease in operating expenses as a percentage of Net PC Revenue is consistent with the Company's strategy to increase the growth rate of revenue at a rate higher than the growth rate in overall operating expenses.


Nonoperating Expense, Net. Nonoperating expense, net decreased from $550,000 for the nine months ended September 30, 1996 to $83,000 for the nine months ended September 30, 1997. This decrease is attributed to an increase in other income of $30,000 and a decrease in interest expense of $437,000, net of interest income.


Provision (Benefit) for Income Taxes. For the nine months ended September 30, 1996 the Company recognized a tax benefit resulting from its taxable loss for the period. Because the Company has in the past made some practice acquisitions under a tax-free merger structure, the amortization of intangible assets from those acquisitions reduces earnings but is not deductible for tax purposes. Accordingly, for the nine months ended September 30, 1997, the effective tax rate was higher than the applicable statutory tax rate.

Liquidity and Capital Resources

At September 30, 1997, the Company's cash and cash equivalents were $79,000 and working capital was $2.9 million. Net cash used in operating and investing activities was $233,000 and $524,000 for the three-month periods ending September 30, 1996 and 1997, respectively. Net cash used in financing activities was $269,000 and $142,000 for the three-month periods ending September 30, 1996 and 1997, respectively.

On February 13, 1997, the Company completed its initial public offering of 1,500,000 shares of no par value common stock (the "Offering"). The price per share in the Offering was $5.00, resulting in gross offering proceeds of $7,500,000. Net of underwriters' discounts and total offering expenses the Company received approximately $6,123,000 in proceeds from the Offering. The net proceeds from the Offering have been used primarily to repay indebtedness and for acquisitions and working capital.

As discussed in Note 4 of Notes to Unaudited Financial Statements, the Company has entered into acquisition agreements to acquire DDS and the nonprofessional assets of four related dental practices, as well as the nonprofessional assets of a dental practice in Sacramento, California. Cash required to close these transactions totals approximately $10.1 million. As discussed below, the Company is currently negotiating for a significant increase in its borrowing capacity to, among other things, fund the completion of these acquisitions.

As of September 30, 1997, the Company's credit facility with its then principal bank provided access to up to $1.5 million. No amount was outstanding as of September 30, 1997. This facility carried an interest rate of prime plus 1.0% and matured October 31, 1997. Upon the completion of the merger with GMS, the Company succeeded to the rights and obligations under the GMS $10,000,000 bank credit facility. This facility carries an interest rate of prime plus up to 1.0% or LIBOR plus up to 3.25%, at the Company's option. The facility permits revolving borrowings until October 10, 1998, at which time the facility will convert to a three-year term loan. At November 4, 1997 (date of merger), $8.2 million in borrowings were outstanding under this facility. The Company is currently in negotiations for a significant increase in its borrowing capacity and there can be no assurance as to the credit terms and amount that the Company will ultimately be able to secure.

The Company believes that its existing cash balance, amounts available under the expanded credit facility the Company is pursuing and cash from operations will be sufficient to fund its operations for at least the next 12 months. However, to execute its long term business strategy, the Company will require substantial additional funding to acquire new practices and to expand and maintain practices within the Gentle Dental Network. The Company will seek to obtain needed funds through additional long-term or short-term borrowing arrangements or through the public or private issuance of additional debt or equity securities. There can be no assurance that any such financing will be available to the Company or will be available on terms acceptable to the Company.

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


Item 2. Changes in Securities and use of Proceeds

The Company filed a Form SR - Report of Sales of Securities and Use of Proceeds Therefrom dated May 20, 1997 with the Securities and Exchange Commission, with respect to its February 1997 initial public offering registered on Form SB - 2 (Registration No. 333-13529). The following updates and completes the information contained in the Form SR with respect to expenses of the offering and use of proceeds:

     Issuance of Registered Securities                                                      Amount
                                                                                       ----------------
          Gross offering proceeds                                                           $ 7,500,000
                                                                                       ----------------
          Less: expenses incurred in connection with
            isuance and distribution of registered securtities:
              Underwriting discounts and commissions                                            525,000
              Expenses paid to underwriters                                                      37,500
              Other expenses                                                                    814,500
                                                                                       ----------------
                  Total expenses                                                              1,377,000
                                                                                       ----------------

                  Net offering proceeds                                                     $ 6,123,000
                                                                                       ----------------


     Use of Net Offering Proceeds
          Purchase and installation of machinery and equipment                                $ 129,500
          Construction of plant, building and facilities                                        141,500
          Acquisition of other businessess                                                    1,426,000
          Repayment of indebtedness                                                           4,426,000
                                                                                       ----------------

                  Total use of net offering proceeds                                        $ 6,123,000
                                                                                       ================


None of the foregoing amounts were direct or indirect payments to directors, officers, ten percent shareholders or affiliates of the Company.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          2.1 Merger Agreement, dated as of September 21, 1997, between the Company, Gentle Dental Merger Corporation, a wholly-owned subsidiary of the Company, Dedicated Dental Systems, Inc., a California corporation, Arthur G. Kaiser, D.D.S. and Robert J. Newman.

          2.2 Asset Purchase Agreement, dated as of September 21, 1997, between the Company, California Dental Practice Management Company, a California general partnership, Arthur G. Kaiser, D.D.S., Robert
               J. Newman and Mark Thomas, D.D.S.

          2.3 Asset Purchase Agreement, dated as of September 21, 1997, between the Company, California Dental Practice Management Company, a California general partnership, Arthur G. Kaiser, D.D.S., Robert
               J. Newman and Clarence Au, D.D.S.

          2.4 Asset Purchase Agreement, dated as of September 21, 1997, between the Company and Arthur G. Kaiser, D.D.S.

          10.1 Support Services Agreement, dated as of August 29, 1997, between the Company and Dany Tse, P.C.

          27   Financial Data Schedule.

     (b)  Reports on Form 8-K.

          No Current Reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GENTLE DENTAL SERVICE CORPORATION
                                       (Registrant)


Date:  November 13, 1997               By: L. THEODORE VAN EERDEN
                                           -------------------------------------
                                           L. Theodore Van Eerden
                                           Executive Vice President and
                                           Chief Development Officer
                                           (at September 30, 1997,
                                           Chief Financial Officer)

                                  EXHIBIT INDEX


Exhibit           Description

  2.1 Merger Agreement, dated as of September 21, 1997, between the Company, Gentle Dental Merger Corporation, a wholly-owned subsidiary of the Company, Dedicated Dental Systems, Inc., a California corporation, Arthur G. Kaiser, D.D.S. and Robert J. Newman.

          The following exhibits and schedules to the Merger Agreement have been omitted and will be provided to the Securities and Exchange Commission upon request:

          Exhibit A                  New Dental Practice Leases
          Exhibit B                  Opinion of DDS's Counsel
          Exhibit C                  Opinion of GDSC's Counsel
          Exhibit D                  Terms of Employment
          Schedule 0.1               Locations
          Schedule 5.06              Litigation
          Schedule 5.08-1            Collective Bargaining Agreements
          Schedule 5.08-2            Employee Benefits
          Schedule 5.08-3            Employment Manuals and Policies
          Schedule 5.08-4            Directors, Officers and Employees
          Schedule 5.09              Financial Statements
          Schedule 5.10              Receivables
          Schedule 5.11              Prepaid Expenses and Deferred Charges
          Schedule 5.12              Tangible Personal Property
          Schedule 5.13              Accounts Payable and Accrued Liabilities
          Schedule 5.14              Indebtedness
          Schedule 5.15              Undisclosed Liabilities
          Schedule 5.17              Leases and Real Property
          Schedule 5.18              Contracts
          Schedule 5.21              Insurance
          Schedule 5.28              Consents and Approvals
          Schedule 5.30              Bank Accounts
          Schedule 5.31              Pending Knox-Keene Approvals

  2.2 Asset Purchase Agreement, dated as of September 21, 1997, between the Company, California Dental Practice Management Company, a California general partnership, Arthur G. Kaiser, D.D.S., Robert J. Newman and Mark Thomas, D.D.S.

  2.3 The following exhibits and schedules to the Asset Purchase Agreement have been omitted and will be provided to the Securities and Exchange Commission upon request:

          Exhibit A                  Assumption Agreement
          Exhibit B                  Assignment and Bill of Sale to GDSC
          Exhibit C-1                Assignment to Thomas Professional
                                     Corporation
          Exhibit C-2                Assignment to Professional Corporation
          Exhibit D                  Support Services Agreement
          Exhibit E                  Assignable Option Agreement
          Exhibit F                  Employment Agreement
          Exhibit G                  Addendum to Employment Agreement

          Exhibit H                  Articles and Bylaws of Professional
                                     Corporation
          Schedule 1.02-2            Excluded Assets
          Schedule 1.10              Purchase Price Allocation
          Schedule 2.04              Consents
          Schedule 4.06              Litigation
          Schedule 4.08-2            Employee Benefits
          Schedule 4.08-3            Employment Manuals and Policies
          Schedule 4.08-4            Compensation
          Schedule 4.09              Financial Statements
          Schedule 4.10              Receivables
          Schedule 4.11              Prepaid Expenses and Other
          Schedule 4.12              Tangible Personal Property
          Schedule 4.13              Payables
          Schedule 4.14              Indebtedness
          Schedule 4.15              Other Liabilities
          Schedule 4.17              Leases
          Schedule 4.18              Contracts
          Schedule 4.21              Insurance
          Schedule 4.27              Consents and Approvals

  2.3 Asset Purchase Agreement, dated as of September 21, 1997, between the Company, California Dental Practice Management Company, a California general partnership, Arthur G. Kaiser, D.D.S., Robert J. Newman and Clarence Au, D.D.S.

          The following exhibits and schedules to the Asset Purchase Agreement have been omitted and will be provided to the Securities and Exchange Commission upon request:

          Exhibit A                  Assumption Agreement
          Exhibit B                  Assignment and Bill of Sale to GDSC
          Exhibit C                  Assignment to Professional Corporation
          Exhibit D                  Support Services Agreement
          Exhibit E                  Assignable Option Agreement
          Exhibit F                  Employment Agreement
          Exhibit G                  Addendum to Employment Agreement
          Exhibit H                  Articles and Bylaws of Professional
                                     Corporation
          Schedule 1.02-2            Excluded Assets
          Schedule 1.10              Purchase Price Allocation
          Schedule 2.04              Consents
          Schedule 4.06              Litigation
          Schedule 4.08-2            Employee Benefits
          Schedule 4.08-3            Employment Manuals and Policies
          Schedule 4.08-4            Compensation
          Schedule 4.09              Financial Statements
          Schedule 4.10              Receivables
          Schedule 4.11              Prepaid Expenses and Other
          Schedule 4.12              Tangible Personal Property
          Schedule 4.13              Payables
          Schedule 4.14              Indebtedness
          Schedule 4.15              Other Liabilities
          Schedule 4.17              Leases
          Schedule 4.18              Contracts
          Schedule 4.21              Insurance

          Schedule 4.27              Consents and Approvals

  2.4 Asset Purchase Agreement, dated as of September 21, 1997, between the Company and Arthur G. Kaiser, D.D.S.

          The following exhibits and schedules to the Asset Purchase Agreement have been omitted and will be provided to the Securities and Exchange Commission upon request:

          Exhibit A                  Assumption Agreement
          Exhibit B                  Assignment and Bill of Sale to GDSC
          Exhibit C                  Assignment to Professional Corporation
          Exhibit D                  Support Services Agreement
          Exhibit E                  Assignable Option Agreement
          Exhibit F                  Employment Agreement
          Exhibit G                  Addendum to Employment Agreement
          Exhibit H                  Articles and Bylaws of Professional
                                     Corporation
          Schedule 1.02-2            Excluded Assets
          Schedule 1.10              Purchase Price Allocation
          Schedule 2.04              Consents
          Schedule 4.06              Litigation
          Schedule 4.08-2            Employee Benefits
          Schedule 4.08-3            Employment Manuals and Policies
          Schedule 4.08-4            Compensation
          Schedule 4.09              Financial Statements
          Schedule 4.10              Receivables
          Schedule 4.11              Prepaid Expenses and Other
          Schedule 4.12              Tangible Personal Property
          Schedule 4.13              Payables
          Schedule 4.14              Indebtedness
          Schedule 4.15              Other Liabilities
          Schedule 4.17              Leases
          Schedule 4.18              Contracts
          Schedule 4.21              Insurance
          Schedule 4.27              Consents and Approvals

  10.1 Support Services Agreement, dated as of August 29, 1997, between the Company and Dany Tse, P.C.

  27      Financial Data Schedule.