Form 10KSB
period 1997-12-31
GENTLE DENTAL SERVICE CORP
filed 1998-03-31
CIK 898807

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual report pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934 For the
                       fiscal year ended December 31, 1997

                        Commission file number 000-23673

                        GENTLE DENTAL SERVICE CORPORATION
        (Exact name of small business issuer as specified in its charter)

          Washington                                         91-1577891
-------------------------------                          -------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                          Identification No.)

22800 Savi Ranch Parkway, Suite 206, Yorba Linda, CA            92887
----------------------------------------------------          ----------
    (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number: (714) 998-0587

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuers revenues for its most recent fiscal year:  $43,403,000

Aggregate market value of Common Stock held by nonaffiliates of the registrant at February 28, 1998: $39,500,000. For purposes of this calculation, officers and directors are considered affiliates.

Number of shares of Common Stock outstanding at February 28, 1998: 7,769,925.

                       Documents Incorporated by Reference
                       -----------------------------------

                                                       Part of Form 10-KSB into
   Document                                               which incorporated
   --------                                            ------------------------
   Proxy Statement for 1998 Annual
     Meeting of Shareholders                                  Part III

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I.........................................................................3

Item 1.    Description of Business.............................................3

Item 2.    Description of Property............................................12

Item 3.    Legal Proceedings..................................................12

Item 4.    Submission of Matters to a Vote of Security Holders................12

Part II.......................................................................12

Item 5.    Market for Common Equity and Related Stockholder Matters...........12

Item 6.    Management's Discussion and Analysis or Plan of Operations.........13

Item 7.    Financial Statements...............................................17

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................49

Part III......................................................................49

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act..................49

Item 10.   Executive Compensation.............................................49

Item 11.   Security Ownership of Certain Beneficial Owners and Management.....51

Item 12.   Certain Relationships and Related Transactions.....................51

Part IV.......................................................................51

Item 13.   Exhibits and Reports on Form 8-K...................................51

                                    PART I

Item 1.  Description of Business

Gentle Dental Service Corporation (the "Company") is one of the largest providers of dental practice management services to multi-specialty dental practices in the United States. Following the Dedicated Dental Affiliation described below and including affiliations completed since December 31, 1997, the Company will provide management services to dental practices at 69 dental offices with 256 dentists, including 65 specialists, and 642 operatories in selected markets in California, Washington, Oregon, Idaho and Hawaii. The dentists employed through the Company's network of affiliated dental practices (the "Affiliated Dental Practices" or "DPs") provide comprehensive general dentistry services and offer specialty dental services, which include orthodontics, periodontics, endodontics, pedodontics, prosthodontics, oral surgery and oral pathology. The Company's practice management services facilitate the delivery of convenient, high quality, comprehensive and affordable dental care to patients in a comfortable environment. The Company seeks to build geographically dense dental practice networks in selected markets through a combination of affiliating with existing dental practices and selectively developing de novo offices.

The Company is pursuing an aggressive expansion strategy. The Company's operating strategy is to provide value to Affiliated Dental Practices through the introduction of a variety of practice enhancements. The Company assists the Affiliated Dental Practices by providing general administrative services and implementing established Company procedures designed to optimize staffing ratios and patient scheduling. The Company also assists the Affiliated Dental Practices in developing and implementing targeted advertising and marketing programs and attracting additional dentists and dental practices. To the extent applicable, the Company provides significant managed care expertise to the Affiliated Dental Practices. The Company believes the implementation of these enhancements has resulted in significant revenue growth at the Affiliated Dental Practices.

The Company has recently established a clinical services council (the "Clinical Services Council") comprised of leading dental practitioners within the Company's network of Affiliated Dental Practices. The Clinical Services Council will work with Affiliated Dental Practices to establish and implement "best practices" procedures and protocols for the purpose of maintaining high quality dental care. The Company provides educational services and a training program covering non-clinical aspects of the dental practices. The Company also provides a management information system that combines commercially available software with customized, proprietary software of the Company. The Company believes that its enhanced system provides a competitive advantage by allowing the Company to effectively manage a large geographically diverse network of dental practices from a centralized base. As of December 31, 1997, the Company's basic management information system was in place at approximately 95% of the locations within the Affiliated Dental Practices network. The Company intends to install its basic management information system at each dental practice with which it affiliates.

The Company has recently completed a major merger and a major affiliation and is in the process of completing another significant affiliation. On November 4, 1997, Gentle Dental merged with GMS Dental Group, Inc. ("GMS"), a California-based dental practice management company, which provided management services to dental practices at 22 locations consisting of 102 dentists, including 30 specialists. Upon completion of the merger with GMS, the former shareholders of GMS received approximately 59% of the then outstanding shares of the Company. On February 28, 1998, the Company completed the acquisition of substantially all of the assets of Affordable Dental Care, Inc. ("ADC"), a provider of dental care in western Oregon. ADC operations include 19 dentists practicing at 9 locations.

On September 21, 1997, the Company executed a definitive agreement to acquire all of the stock of Dedicated Dental Systems, Inc. ("Dedicated Dental"), a Bakersfield, California company which owns and operates 11 staff model dental offices pursuant to a license issued by the California Department of Corporations ("DOC") under the California Knox-Keene Health Care Service Plan Act of 1975 (the "Knox-Keene Act"). The Company also entered into three asset purchase agreements to acquire the non-professional assets of related dental practices operating at four locations in southern California. The transactions contemplated by these asset purchase agreements together with the transactions contemplated by the agreement to acquire the stock of Dedicated Dental are collectively referred to in this Annual Report as the "Dedicated Dental Affiliation." On February 28, 1998, the Company and the other parties to the Dedicated Dental Affiliation amended the respective agreements to (i) reduce the aggregate stock consideration to be given by the Company from $12,429,000 to $5,769,000; (ii) increase the aggregate cash consideration from $9,771,000 to $16,431,000 (reduced by any outstanding indebtedness of Dedicated Dental at closing); (iii) add cash earnout consideration in connection with the acquisition of the stock of Dedicated Dental to the cash earnout consideration provided for in two of the asset purchase agreements, in each case at a presently undeterminable amount to be determined based upon future earnings before interest expense, income taxes, depreciation and amortization of Dedicated Dental or the related dental practices, as applicable; and (iv) to eliminate certain registration rights. The aggregate cash and stock consideration to be paid by the Company at the closing of the Dedicated Dental Affiliation was not changed by such amendments and continues to be $22,200,000. The Dedicated Dental Affiliation is subject to the satisfaction of certain other conditions, some of which are beyond the control of the Company, including approval of the DOC under the Knox-Keene Act. There can be no assurance that the conditions to the closing of the Dedicated Dental Affiliation, including receipt of approval of the DOC, will be satisfied or that the affiliation will ultimately be completed.

Dental Services Industry

The Health Care Financing Administration ("HCFA") estimates that the annual aggregate domestic market for dental services was approximately $45.8 billion for 1995, representing 4.6% of total health care expenditures in the United States. Dental services expenditures grew at a compound annual growth rate of approximately 8.6% from 1980 to 1995. According to HCFA, the size of the dental services industry is projected to reach $79.1 billion by 2005. The Company believes that the anticipated growth in the dental industry will be driven by several factors including: (i) an increase in the availability and types of dental insurance; (ii) an increasing demand for dental services from an aging population; (iii) the evolution of technology which makes dental care less traumatic and, therefore, more attractive to patients; (iv) an increased focus on preventive and cosmetic dentistry; and (v) the growth of managed care organizations that offer dental coverage to their members.

The market for dental services in the United States consists of both general and specialty dentistry services. General dentistry services include preventive and diagnostic procedures such as cleanings, examinations and x-rays and restorative treatments such as fillings of cavities, gum therapy and crowns. Specialty dentistry services include orthodontics, periodontics, endodontics, pedodontics, prosthodontics, oral surgery, and oral pathology.

Dental care services in the United States are generally delivered through a fragmented system of local providers, primarily individual or small group practices. According to the American Dental Association 1995 Survey of Dental Practice there were approximately 150,000 actively practicing dental professionals in the United States, approximately 70% of whom practiced alone. The Company estimates that approximately 2% of general and specialty practitioners are affiliated with practice management companies.

According to industry sources, approximately 30% of the estimated 117 million people covered by dental benefits in 1995 were enrolled in managed dental care programs, including preferred provider organizations ("PPO") and dental Health Maintenance Organizations ("HMOs"). Enrollment in dental HMOs, according to the National Association of Dental Plans, is estimated to have grown from 7.8 million in 1990 to 23.8 million in 1995.

The Company believes that the trend toward consolidation in the dental services industry will continue as dentists seek to affiliate with group practice managers such as the Company due to (i) the desire of dentists to focus on clinical aspects rather than on administrative and regulatory aspects of their practices; (ii) the increasing patient demands for more flexible evening and weekend hours; (iii) the increasing demand for competitively-priced, high quality dental care at multiple locations; (iv) the increasing desire of recent dental school graduates to pursue alternatives to the traditional solo practice of dentistry and (v) the need for certifiable standards of care for patients.

Operating Strategy

The Company's strategic objective is to maintain and expand its leadership position in the dental practice management industry. To achieve this objective, the Company seeks to enter selected geographic markets and develop locally prominent, multi-specialty dental delivery networks that provide gentle, high quality, cost-effective dental care. The key elements of the Company's strategy are as follows:

Provide Convenient, Comprehensive Dental Care. The Affiliated Dental Practices within the Company's network provide patients with customer-friendly, comprehensive and cost-effective dental care which is made available at convenient times and locations. Because the Company's Affiliated Dental Practices generally include both general practitioners and on-staff specialists who can provide dental services such as orthodontics, periodontics, endodontics, pedodontics, prosthodontics, oral pathology and oral surgery, patients can rely on the Company's network of Affiliated Dental Practices to provide comprehensive dental care needs. By offering extended office hours and conveniently located offices, patients are offered a dental care environment that makes it easier to schedule and keep appointments. The Company also provides flexible payment options in an effort to reduce patient financial burdens.

Focus on Quality of Patient Care. The Company has and continues to refine procedures, training and systems designed to ensure optimum patient care. The Company seeks to improve clinical outcomes through its Clinical Services Council which works directly with the affiliated network dentists to: (i) institute quality assurance and utilization review programs, (ii) develop and implement continuing education and training programs for dental professionals, (iii) design and implement treatment protocols, developed in cooperation with dental practitioners, (iv) evaluate new techniques and technologies, (v) monitor treatment outcomes, and (vi) reduce patient fear of dental procedures. Additionally, the Company seeks to affiliate with dentists and specialists who are committed to delivering high quality dental care.

Establish a Comprehensive Dental Care Network. The Company's strategy is to increase the number of Affiliated Dental Practices by entering into management contracts with, and acquiring the non-professional assets of, dental groups and practices in selected markets. The Company's objective is to affiliate with dental groups and practices that have a significant market position or, when combined with existing Affiliated Dental Practices, would result in a significant market position. The Company also intends to selectively establish de novo dental offices in the markets in which the Company operates, in order to augment its market presence. The Company believes that the establishment of significant positions in the markets it serves will result in economies of scale. Following each new affiliation with a dental practice, the Company works closely with the professionals and staff in order to achieve network integration and provide patients with convenient dental treatment.

Achieve Operational Efficiencies and Enhance Revenue. The Company believes it achieves operating efficiencies through the establishment of (i) centralized management and administrative functions, such as marketing, payroll, accounts payable, general accounting and human resources services for the Affiliated Dental Practices; and (ii) on-site functions such as patient scheduling and billing and collections at each dental office or on a regional basis. The Company also enhances dental practice revenues by providing services and establishing procedures designed to optimize staff ratios and patient scheduling, capture specialty revenue, develop and implement targeted advertising and marketing programs, attract new dentists to join the affiliated practices, and utilizing its management information system to more effectively support the Company's network of Affiliated Dental Practices. The Company believes that its network configuration provides leverage in negotiating with third-party payors and dental supply vendors to receive structured payments and contract terms that are more favorable than those typically available to individual and small group practitioners. The addition of specialists such as orthodontists and oral surgeons who serve multiple offices within the Company's affiliated network generally allows the Company to capture incremental revenue from the higher fees commanded by specialty services.

Integrate and Leverage Management Information Systems. The Company's management information system utilizes commercially available software, which has been enhanced by proprietary software of the Company. This management information system allows the Company to more effectively enhance the Affiliated Dental Practices. The system is designed to assist each Affiliated Dental Practice in optimizing staffing ratios, patient scheduling, identifying and reducing unfinished patient treatment programs, maximizing billing and collection efforts, and actively monitoring the performance of managed care and other third party contracts. The Company believes that its management information system provides a distinct competitive advantage by allowing the Company to effectively service a diverse network of dental practices from a centralized base. As of December 31, 1997, the Company's basic management information system was in place at approximately 95% of the locations within the Affiliated Dental Practices network.

Expand Patient Volume through Proactive Marketing. The Company seeks to assist the Affiliated Dental Practices to increase patient volume by focusing on patient satisfaction and targeting existing and new patients through radio, direct mail, print advertising and other retail marketing programs. The Company tailors its advertising to local markets, based upon demographic characteristics of each market and the brand name recognition of the Affiliated Dental Practices in the respective markets. The Affiliated Dental Practices support this marketing program by offering convenient hours and locations for the dental practices, providing comprehensive dental care services such as same-day emergency care, introducing or expanding specialty services at the dental practices, and utilizing the Company's management information system to identify and reduce incomplete patient treatments. The Company's objective is to leverage its existing advertising programs to generate revenue as it expands within its selected markets.

Capitalize on Managed Care Expertise. The Company assists the Affiliated Dental Practices by supplementing their fee-for-service business with selected managed care contracts. The Company believes that selected managed care contracts offer an attractive and profitable source of incremental revenue for the Affiliated Dental Practices and the Company. The Company believes that the financial and clinical data generated by the Company's management information system enables the Company to negotiate managed care contracts under terms favorable to the Company and its dental practice network. Additionally, the Company utilizes its management information system to actively monitor utilization of patient groups covered by the managed care plans. The Company believes that its expertise in managed care represents a competitive advantage, given the increasing market share of managed care payors in the dental care sector.

Dental Practice Network

Following completion of the Dedicated Dental Affiliation and including affiliations completed since December 31, 1997, the Company will provide comprehensive management services to a dental practice network which employs 256 dentists, including 65 specialists, practicing out of 69 dental offices and 642 operatories located in the geographic markets set forth below.

          Location                              Dentists       Offices      Operatories
          --------                              --------       -------      -----------
Northern California                                  108            15              174
Southern California (1)                               40            16              137
Oregon                                                62            22              163
Washington                                            13             7               64
Hawaii                                                20             7               63
Idaho                                                 13             2               41
                                                ---------------------------------------
      Total                                          256            69              642
                                                =======================================

(1) Includes 33 dentists, 15 dental offices, and 124 operatories that will be affiliated upon completion of the Dedicated Dental Affiliation.

Expansion Strategy

As a part of its strategy, the Company is pursuing an aggressive network expansion plan. The Company believes that it has significant opportunities to affiliate with additional dental practices resulting from (i) favorable industry characteristics, (ii) the professional and business relationships of the Company's senior management, and (iii) the Company's strong name recognition.

The U.S. general and specialty dentistry industries are highly fragmented. The American Dental Association estimates that at December 1995, there were approximately 150,000 dentists in 113,000 general dental practices, with single dentist practices accounting for approximately 70% of all practices. The Company estimates that approximately 2% of all dentists are currently affiliated with practice management companies. Since January 1997, the number of dentists contracting or otherwise associated with practice management organizations has grown significantly. The Company believes that the use of dental practice management companies will continue to grow rapidly, resulting in significant consolidation opportunities for the Company and other practice management organizations. In order to capitalize on these consolidation opportunities, the Company utilizes the extensive dental industry experience of its senior management and its significant relationships with numerous practitioners and other industry leaders throughout the United States. The Company believes that these extensive relationships provide a competitive advantage to the Company as it seeks additional affiliation opportunities to further the growth of the Company's network of Affiliated Dental Practices.

The Company intends to continue to offer numerous significant benefits and value-added services to attract dentists and specialty practitioners to its affiliated provider network. Specific value-added services provided by the Company include billing, reimbursement and collections services, payroll and staffing, patient scheduling, advertising and marketing, product supply management and equipment maintenance, dentists recruitment and capital resources. Additional benefits to practitioners include clinical leadership and excellence, quality of care standards and continuing education, and financial benefits including equity compensation, earnouts and performance bonuses. The Company believes that it will continue to be successful in attracting and recruiting dentists for the Affiliated Dental Practices by providing these services and benefits. Furthermore, the Company believes that its name recognition is and will continue to be attractive to practitioners from an affiliation standpoint. As a result, the Company believes it will have greater consolidation opportunities.

The Company uses a range of evaluation criteria in selecting affiliation candidates, including (i) number of practitioners and compensation; (ii) patient base; (iii) quality of care; (iv) operating statistics, including number of operatories, patient visits and revenue per chair; (v) historical operating results and financial condition; (vi) general versus specialty revenue mix;
(vii) payor mix; (viii) location; (ix) market demographics and competition; (x) advertising expenditures; (xi) reputation within the local community; (xii) non-professional staffing requirements; and (xiii) condition of facilities and equipment including information systems. The Company intends to target individual and group practitioners, as well as local and regional consolidators. As consideration for future affiliations, the Company may use a combination of cash, stock, seller financing and earn-outs.

Upon a new affiliation with a dental practice, the Company's integration process may include (i) centralization of certain management and administrative functions, (ii) access to the expertise of regional management personnel, (iii) integration of management information systems, (iv) initiation of quality assurance and peer review programs, (v) development of advertising and marketing programs, (vi) managing payroll and staffing, (vii) reviewing quality of care and staff utilization, and (viii) modification of scheduling procedures. Such integration is intended to improve the operations of the dental practices and to position them for increased patient revenue and profit growth. The Company will also continue its strategy of establishing de novo dental offices in selected markets to augment existing market presence.

Services and Operations

The Company provides comprehensive management services with respect to all of the operations of its network of Affiliated Dental Practices, other than the provision of dental treatment. The Company employs all non-clinical personnel at the dental practices.

Administrative. The Company provides administrative services to the Affiliated Dental Practices, including staffing, education and training, billing and collections, patient scheduling, patient treatment follow-up, financial reporting and analysis, productivity reporting and analysis, cash management, group purchasing, inventory management, payroll processing, employee benefits administration, advertising promotion and other marketing support. The Company also assists in professional recruiting and provides support for dental practice operations, new site development and other capital requirements. The Company believes the dentists at the Affiliated Dental Practices benefit from the support provided by the Company and that these services substantially reduce the amount of time they are otherwise required to devote to administrative matters, thereby enabling network dentists to dedicate more time to the growth of their professional practices. Through economies of scale, the Company is able to provide these services at a lower cost than could be obtained by any of the Affiliated Dental Practices individually. In addition, because of its size and purchasing power, the Company has been able to negotiate discounts on, among other things, dental and office supplies, health and malpractice insurance and equipment.

Staffing and Scheduling. The Company provides management services that are designed to optimize staffing ratios and patient scheduling at the dental practices within the Company's network. The Company provides analysis and advice with respect to the optimal number of general dentists, specialist dentists, dental assistants and hygienists at each dental practice in an effort to provide high levels of quality care and patient confidence while practicing at a heightened level of efficiency. In addition, the Company assists dental practices with their scheduling in order to maximize efficiency and minimize delays in treatment. The Company also assists each Affiliated Dental Practice, to the extent necessary, with respect to expanding office hours, optimizing the flow of patients through the offices and assisting dentists in the more efficient use of dental assistants and hygienists.

Advertising and Marketing. The Company assists the Affiliated Dental Practices in developing and implementing targeted advertising and marketing programs. The Company's marketing programs, which include patient educational and prevention programs at selected dental practices, are focused on the retention and reactivation of existing patients. In addition, the Company also uses external marketing programs such as direct mail and yellow page advertising that are designed to identify the convenience of individual locations, payment plans and service hours, and the high standards of care at the practices in an attempt to attract new patients.

Dentist Affiliation. In order to continue the Company's growth, the Company seeks to enter into Management Agreements with dental practices that employ dentists who become affiliated with the Company. The Company believes that its affiliation structure allows many dentists to reduce the financial constraints associated with having a significant portion of their net worth invested in their practices. Further, the Company believes that the practice of dentistry within its network allows dentists to focus almost exclusively on practicing dentistry by avoiding the burden of non-clinical administrative and management responsibilities. An affiliation with the Company offers dentists the additional advantages of employee benefits such as health insurance and continuing education.

Quality Assurance. The clinical management procedures and treatment protocols for the Affiliated Dental Practices within the Company's network vary from region to region. Under the guidance of the Company's recently formed Clinical Services Council, key dentists in each region will review and determine these procedures and treatment protocols. The Company intends to work closely with the dentists and hygienists at the Affiliated Dental Practices to develop and implement these procedures and protocols, as well as business and administrative standards under which dental services are provided in order to create a heightened clinical environment for the Affiliated Dental Practices to enhance patient care and clinical outcomes. Areas included among the procedures and protocols to be determined by the Clinical Services Council are treatment planning, diagnostic screening, radiographic records, record keeping, specialty referrals and dental hygiene protocols. As part of the Affiliated Dental Practices' clinical enhancement program, the Company intends to assist in providing quality assurance, peer review and utilization review programs.

Training and Education. Staff and practice development programs are an integral part of the Company's operating strategy. The Company's programs are designed to
(i) motivate the staff to achieve optimum performance goals, (ii) improve the level of patient satisfaction, and (iii) improve the Company's ability to attract and retain qualified personnel. The Company believes that its programs collectively have increased referrals from patients, and have increased treatment acceptance rates. The Company provides the Affiliated Dental Practices with consulting and educational services. These services include a training program covering non-clinical aspects of the practice, together with specific training designed for the efficient and effective use of the Company's management information system. Specifically, the Company's training programs provide professionals and Company employees at the dental practices with access to guidelines for addressing questions and concerns of prospective and existing patients, techniques for explaining treatment procedures and length of treatment, parameters for establishing appropriate financial arrangements with patients, and a systematic approach to monitoring the success of each area of training.

Management Information System. Management believes that access to accurate, relevant and timely financial and operating information is a key element of its practice management services. The Company's management information system is a combination of commercially available software with proprietary enhancements, and is designed to increase the efficiency and productivity of dental practices by enabling the Company and the dental practices to cost-effectively monitor the key business and professional operating aspects. The Company's basic management system is in place at approximately 95% of the locations within the Affiliated Dental Practice network. The Company intends to implement its basic management system at Dedicated Dental and at each dental practice with which it affiliates. The system allows the dental practices to identify, track and schedule the patient treatment process, thereby reducing unfinished patient treatment programs which correspondingly increases practice revenues. The system also contains features designed to maximize billing and collection efforts, and to actively monitor the performance of managed care contracts. The management information system functions to optimize the practitioner's time through computerized scheduling. The Company believes that its enhanced management information system provides a critical competitive advantage, in that it allows the Company to more effectively manage a geographically diverse network of dental practices from a centralized base. The current proprietary software enhancements, together with its capacity to develop future enhancements, uniquely positions the Company for future expansion of its Affiliated Dental Practice management network. The Company believes this system has increased the productivity of the existing Affiliated Dental Practices that have implemented it.

Management Agreements

The Company has entered into long-term management agreements ("Management Agreements") with the Affiliated Dental Practices under which the Company is the exclusive administrator of all non-clinical aspects of the dental practices conducted by the Affiliated Dental Practices, providing facilities, equipment, staffing, management support and other ancillary services. Under the Management Agreements the Company (i) provide all facilities and equipment used by the Affiliated Dental Practices; (ii) bills and collects all receivables on behalf of the Affiliated Dental Practices; (iii) purchases and provides all supplies;
(iv) provides all clerical, accounting, payroll, human resources, computer and other non-dental support services and personnel; (v) supervises and maintains custody of all business records; (vi) provides management information reports;
(vii) provides market research and plans and implements marketing and advertising programs; (viii) negotiates contracts on behalf of the Affiliated Dental Practices with managed care payors or other third parties; and (ix) assists in the recruitment of dentists.

Under the Management Agreements, although the Company establishes guidelines for hiring and compensating dentist and clinical personnel, the Affiliated Dental Practices retain the responsibility for, among other things, (i) hiring and compensating dentists and other dental professionals, (ii) purchasing and maintaining malpractice insurance, (iii) maintaining patient records, and (iv) ensuring that dentists have the required licenses and other certifications needed to perform their duties. In addition, the Affiliated Dental Practices are exclusively in control of all aspects of the practice of dentistry and the delivery of dental services.

As compensation for all services provided under the Management Agreements, the Company receives service fees from the Affiliated Dental Practices. Under a typical Management Agreement, the Company will receive a service fee equal to reimbursement of expenses incurred by the Company in the performance of its obligations under the Management Agreement, plus an additional fee equal to a percentage ranging from 15% to 30% of the net revenues of each Affiliated Dental Practice, after allowances for contractual adjustments and bad debts. Under certain of the Management Agreements, the Company is also entitled to receive a bonus based upon achieving certain performance objectives. Additionally, one Management Agreement provides for a flat fee of 53% of the net revenues of the Affiliated Dental Practice. The fees under this Management Agreement increase annually at the rate of 1% to a maximum of 55%. In addition, Management Agreements to be entered into with dental practices related to Dedicated Dental provide for flat fees ranging from 57% to 71% of the net revenues of the practices. The service fees are collected by the Company on an ongoing basis out of the cash collections of the Affiliated Dental Practices, or under certain Management Agreements, out of receivables assigned to the Company by the Affiliated Dental Practices.

The Management Agreements each have an initial term of 40 years with automatic extensions ranging from five years to ten years thereafter, unless either party gives notice before the end of the term. The Management Agreements are not subject to early termination by the Affiliated Dental Practices unless (i) the Company is the subject of bankruptcy proceedings, or (ii) the Company materially breaches the Management Agreement and does not cure the breach following notice. Certain of the Management Agreements have additional termination events, including: (i) refusal to comply with the decisions of the joint operating committee, (ii) failure to pay the management fee, and (iii) a material change in the law.

Government Regulation

General. The practice of dentistry is regulated extensively at both the state and federal level. Regulatory oversight includes, but is not limited to, considerations of fee-splitting, corporate practice of dentistry, anti-kickback and anti-referral legislation and state insurance regulation.

Every state imposes licensing and other requirements on individual dentists and dental facilities and services. In addition, federal and state laws regulate HMOs and other managed care organizations for which dentists may be providers. In connection with its operations in existing markets and expansion into new markets, the Company may become subject to compliance with additional laws, regulations and interpretations or enforcements thereof. The ability of the Company to operate profitably will depend in part upon the Company and its Affiliated Dental Practices obtaining and maintaining all necessary licenses, certifications and other approvals and operating in compliance with applicable health care regulations.

Dental practices must meet federal, state and local regulatory standards in the areas of safety and health. Historically, these standards have not had any material adverse effect on the operations of the Affiliated Dental Practices. The Company believes that the Company and the Affiliated Dental Practices are in compliance in all material respects with all applicable federal, state and local laws and regulations relating to safety and health.

Corporate Practice of Dentistry; Fee Splitting. The laws of many states prohibit by statute or under common law dentists from splitting fees with non-dentists and prohibit non-dental entities such as the Company from engaging in the practice of dentistry or employing dentists to practice dentistry. The specific restrictions against the corporate practice of dentistry as well as the interpretation of those restrictions by state regulatory authorities vary from state to state. The restrictions are generally designed to prohibit a non-dental entity from controlling the professional practice of a dentist, employing dentists to practice dentistry (or, in certain states, employing dental hygienists or dental assistants), controlling the content of a dentist's advertising or sharing professional fees. A number of states limit the ability of a person other than a licensed dentist to own equipment or offices used in a dental practice, however, the states in which the Company conducts its business do not currently impose such limitations. Some of these states allow leasing of equipment and office space to a dental practice under a bona fide lease. Some states also prohibit a dentist from operating more than two dental offices. The laws of many states also prohibit dental practitioners from paying any portion of fees received for dental services in consideration for the referral of a patient. In addition, many states impose limits on the tasks that may be delegated by dentists to dental assistants.

The Company provides management and administration services to dental practices, and believes that the fees the Company charges for those services are consistent with the laws and regulations of the jurisdictions in which it operates. The Company does not control the clinical aspects of the practice of dentistry or, employ dentists to practice dentistry, except as permitted by law. Moreover, in states in which it is prohibited, the Company does not employ dental hygienists or dental assistants. Although the Company believes that its operations comply in all material respects with the above-described laws to which it is subject, there can be no assurance that a review of the Company's business relationships by courts or other regulatory authorities would not result in determinations that could prohibit or otherwise adversely affect the operations of the Company or that the regulatory environment will not change, requiring the Company to reorganize or restrict its existing or future operations.

The laws regarding fee-splitting and the corporate practice of dentistry and their interpretation vary from state to state and are enforced by regulatory authorities with broad discretion. There can be no assurance that the legality of the Company's business or its relationships with dentists or Affiliated Dental Practices will not be successfully challenged or that the enforceability of the provisions of any Management Agreement will not be limited. The laws and regulations of certain states in which the Company may seek to expand may require the Company to change the form of the Company's relationships with Affiliated Dental Practices in such states in a manner which may restrict the Company's operations or the way in which providers may be paid or may prevent the Company from acquiring the non-dental assets of such practices or managing dental practices in such states. Similarly, there can be no assurance that the laws and regulations of the states in which the Company presently maintains operations will not change or be interpreted in the future either to restrict or adversely affect the Company's existing or future relationships with the Company's Affiliated Dental Practices. Any change in the Company's relationships with its Affiliated Dental Practices resulting from the interpretation of corporate practice of dentistry and fee-splitting statutes and regulations could have a material adverse effect on the Company's business and results of operations.

Anti-Kickback and Anti-Referral Legislation. Federal and many states laws prohibit the offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce (i) the referral of a person for services;
(ii) the furnishing or arranging for the furnishing of items or services; or
(iii) the purchase, lease, order, arranging or recommending purchasing, leasing or ordering of any item, in each case, reimbursable under Medicare, Medicaid or other federal and state health care programs. These provisions apply to dental services covered under the Medicaid program in which the Company participates. The federal government has increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential fraud and abuse related to Medicare and Medicaid costs. Many states have similar anti-kickback laws, and in many cases these laws apply to all types of patients, not just Medicare and Medicaid beneficiaries.

The applicability of these federal and state laws to transactions in the health care industry such as those to which the Company is or may be a party has not been the subject of judicial interpretation. There can be no assurance that judicial or administrative authorities will not find these provisions applicable to the Company's operations, which could have a material adverse effect on the Company's business. Under current federal law, a physician or dentist or member of his or her immediate family is prohibited from referring Medicare or Medicaid patients to any entity providing "designated health services" in which the physician or dentist has an ownership or investment interest, including the physician's or dentist's own group practice, unless such an applicable exception is available. The designated health services include the provision of clinical laboratory services, radiology and other diagnostic services (including ultrasound services), radiation therapy services, physical and occupational therapy services, durable medical equipment, parenteral and enteral nutrients, certain equipment and supplies, prosthesis, orthotics, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. A number of states also have laws that prohibit referrals for certain services such as x-rays by dentists if the dentist has certain enumerated financial relationships with the entity receiving the referral, unless an exception applies. Any future expansion of these prohibitions to other health services could restrict the Company's ability to integrate dental practices and carry out the development of the Company's network of Affiliated Dental Practices.

Noncompliance with, or violation of, either the anti-kickback provisions or restrictions on referrals can result in exclusion from the Medicare and Medicaid programs as well as civil and criminal penalties. Similar penalties apply for violations of state law. While the Company makes every effort to comply with the anti-kickback and anti-referral laws a determination of violation of these laws by the Company or its Affiliated Dental Practices could have a material adverse effect on the Company's business, financial condition and results of operations.

State Insurance Regulation. In addition, there are certain regulatory risks associated with the Company's role in negotiating and administering managed care and capitation contracts, where the dental care provider typically is paid a pre-determined amount per-patient per-month from the payor in exchange for providing all necessary covered dental care services to patients covered under the contracts. The application of state insurance laws to reimbursement arrangements other than various types of fee-for-service arrangements is an unsettled area of law and is subject to interpretation by regulators with broad discretion. As the Company or its Affiliated Dental Practices contract with third-party payors, including self-insured plans, for certain non-fee-for-service arrangements, the Company or the Affiliated Dental Practice may become subject to state insurance laws. In the event that the Company or the Affiliated Dental Practices are determined to be engaged in the business of insurance, such parties could be required either to seek licensure as an insurance company or to change the form of their relationships with third-party payors and may become subject to regulatory enforcement actions. In such event, the Company's revenues may be adversely affected.

Dedicated Dental operates under a license issued by the DOC under the Knox-Keene Act, which is expected to be maintained by Dedicated Dental after it becomes a wholly-owned subsidiary of the Company. The Knox-Keene Act and the regulations promulgated thereunder subject entities which are licensed as healthcare service plans in California to substantial regulation by the DOC. In addition, licensees under the Knox-Keene Act are required to file periodic financial data and other information (which generally become available to the public), maintain substantial tangible net equity on their balance sheets and maintain adequate levels of medical, financial and operating personnel dedicated to fulfilling the licensee's statutory and regulatory requirements. The DOC is empowered by law to take enforcement actions against licensees that fail to comply with such requirements. Any material non-compliance with the Knox-Keene Act and the regulations promulgated thereunder could have a material adverse effect on the Company's business, financial condition and results of operations.

Health Care Reform Proposals. The United States Congress and state legislatures have considered various types of health care reform, including comprehensive revisions to the current health care system. It is uncertain what legislative proposals will be adopted in the future, if any, or what actions federal or state legislatures or third-party payors may take in anticipation of or in response to any health care reform proposals or legislation. Health care reform legislation adopted by Congress or the legislatures of states in which the Company does business, as well as changes in federal and state regulations could have a material adverse effect on the operations of the Company, and changes in the health care industry, such as the growth of managed care organizations and provider networks, may result in lower payment levels for the services of dentists within the Company's network of Affiliated Dental Practices and lower profitability of such affiliated practices.

Regulatory Compliance. The Company regularly monitors developments in laws and regulations relating to dentistry. The Company may be required to modify its agreements, operations or marketing from time to time in response to changes in the business, statutory and regulatory environments. The Company plans to structure all of its agreements, operations and marketing in accordance with applicable law, although there can be no assurance that its arrangements will not be successfully challenged or that the required changes may not have a material adverse effect on operations or profitability.

Competition

The Company competes with other dental practice management companies seeking to affiliate with dental practices in the highly competitive dental practice management industry. The Company believes that the industry will become more competitive as it continues to develop. Key factors of competition between dental practice management companies currently include acquisition methods and models, the reputations of the dental practices within dental care networks, the scope of services provided by dental care networks, management experience and expertise, the sophistication of management information, accounting, finance and other systems, and network operating methods. The Company believes that it has a competitive advantage to effectively compete in each of these areas.

Insurance

The Company carries comprehensive liability, fire, and extended coverage insurance. The Affiliated Dental Practices carry professional liability and general liability insurance. Such insurance coverage's are expanded to include all additional practices that the Company develops or affiliates, with policy specifications, insured limits, and deductibles customarily carried for similar dental practices.

Service Mark

The Company's network of Affiliated Dental Practices in Oregon and Washington is operated and marketed under the name Gentle Dental. Other affiliated practices may or may not use the Gentle Dental name depending upon each affiliated practice's name recognition and other local market conditions. Gentle Dental is a federally registered service mark owned by the Company. On April 19, 1989, the Company's predecessor acquired title to the federal registration of this service mark as originally issued on October 26, 1982. As part of the purchase, the seller was granted an exclusive personal license ("License") to use the mark for the sale of dental services in practices owned or controlled by the seller in the Boston, Massachusetts, Baltimore, Maryland, and Washington, D.C. metropolitan areas for a period equal to the lesser of the seller's "natural life" or the 10 year period ending April 19, 1999. As a result, the Company cannot use the mark in those markets until expiration of the License. The Company also recognizes that there are numerous other practices across the country using the name Gentle Dental. Any entity that commenced use of the Gentle Dental mark before October 26, 1982, may have rights to the mark in its geographic market superior to the Company's rights. Given the costs and inherent uncertainties of service mark litigation, there can be no assurance that the Company can successfully enforce its service mark rights in any particular market.

Employees

At December 31, 1997, the Company and Affiliated Dental Practices had 1,132 employees, representing 841 full-time and 291 part-time employees. Of the total employees, there was a total of 143 general dentistry practitioners, 60 specialists, 121 dental hygienists, and 360 dental assistants. Also, approximately 36 clerical personnel and dental assistants employed by one of the

Affiliated Dental Practices with the Company are subject to a collective bargaining agreement that expires in January 1999. Management believes it maintains good relationships with its employees.

Item 2.  Description of Property

The dental practice and business offices in the Company's network are generally leased from various parties pursuant to leases with remaining terms ranging from one to 17 years. One dental office, in Everett, Washington, is leased on a month-to-month basis; however, the Company believes that alternative space is readily available in this area at comparable rates and on comparable terms. Several of the leases have options to renew, and the Company expects to renew or replace leases as they expire. The Company's corporate headquarters are currently located in leased office space in Yorba Linda, California. The Company has entered into a new lease agreement effective May 1998 and will be relocating its corporate headquarters to El Segundo, California and intends to sublease its existing headquarters location to an independent third-party. The Company also maintains executive offices in leased office space in Vancouver, Washington. In connection with the amendment of the Management Agreements with Oregon and Washington professional corporations, the Company acquired an office building located in Hazel Dell, Washington which is occupied by one of the Company's clinical office locations.

Item 3.  Legal Proceedings

Neither the Company nor the Affiliated Dental Practices are currently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or the Affiliated Dental Practices other than routine litigation arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol GNTL. The following table sets forth, for the periods indicated, the highest and lowest closing sales price for the Common Stock, as reported by the Nasdaq SmallCap Market.

                                                       High            Low
                                                       ----            ---
1997

First Quarter (beginning February 13, 1997)           $ 5.25         $ 4.00
Second Quarter                                          5.50           3.63
Third Quarter                                          16.50           5.13
Fourth Quarter                                         16.00           8.00

As of February 28, 1998 there were approximately 109 holders of record of the Company's Common Stock.

The payment of dividends is within the discretion of the Company's Board of Directors; however, the Company intends to retain earnings from operations for use in the operation and expansion of its business and does not expect to pay cash dividends in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements and other business and financial considerations. In addition, the Company's Credit Facility currently prohibits the payment of cash dividends.

On November 4, 1997, in connection with the merger with GMS, the Company issued 4,548,161 shares of Common Stock in exchange for all outstanding shares of the common stock of GMS. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder because all purchasers were accredited investors within the meaning of Rule 501.

Item 6.  Management's Discussion and Analysis or Plan of Operations

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Audited Consolidated Financial Statements and the notes thereof included elsewhere in this Annual Report. The following discussion contains forward-looking statements. The Company's results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from the Company's recent results or those projected in the forward-looking statements include, without limitation, the Company's ability to complete affiliations necessary for its expansion plans, to integrate dental practices and to attract and retain a sufficient number of qualified dental care professionals, the availability of financing to fund the Company's growth and operations, the enforceability of the provisions of the Company's Management Agreements and the legality of its business and relationships with Affiliated Dental Practices.

Results of Operations

Year Ended December 31, 1997 Statement of Operations Compared to Year Ended December 31, 1996 Statement of Operations

To provide a more meaningful comparison, the following discussion generally compares expenses to the total of dental practice net patient service revenue of consolidated and unconsolidated Affiliated Dental Practices. The Company reports dental practice net patient revenue and associated clinical salaries and benefits in those instances where the Company meets certain specific consolidation requirements established by the Emerging Issues Task Force ("EITF"), an advisory committee of the Financial Accounting Standards Board. In those instances where the specific requirements are not met, the Company reports net management fees revenue, and does not record any associated clinical salaries and benefits expense.

Dental Practice Net Patient Service Revenue and Net Management Fees. Dental practice net patient revenue increased from $3.7 million for the year ended December 31, 1996 to $29.3 million for the year ended December 31, 1997. This 692% growth is directly attributable to five affiliations completed during the three months ended December 31, 1996 and six affiliations completed during the year ended December 31, 1997, representing twenty-three clinical locations. These affiliations have Management Agreements that meet the EITF requirements for consolidation of the related Affiliated Dental Practices' with the Company's.

Net management fees revenue represents management services to certain unconsolidated Affiliated Dental Practices, covering twenty clinical locations as of December 31, 1997. Net management fees revenue increased 31.4% from $10.7 million for the year ended December 31, 1996 to $14.1 million for the year ended December 31, 1997. This growth was primarily a result of three affiliations completed in 1997. Also, approximately 15.0% of the increase in net management fees revenue is attributable to increases in the percentages of patient revenue payable under the Management Agreements with the Washington and Oregon affiliated dental practices from 50.0% to 51.0% and 50.0% to 53.0%, respectively.

If all the affiliated dental practices were accounted for on the consolidated basis for financial reporting purposes, total dental practice net patient revenue reported would have been $25.1 million for the year ended December 31, 1996 and $56.0 million for the year ended December 31, 1997, representing a 123% increase.

Clinical Salaries and Benefits. Clinical salaries and benefits costs include all patient service provider staff compensation and related payroll costs at the consolidated affiliated dental practices, including dentists, hygienists and dental assistants. Clinical salaries and benefits increased from $1.5 million for the year ended December 31, 1996 to $13.7 million for the year ended December 31, 1997. Practice clinical salaries and benefits as a percentage of dental practice net patient revenue for the years ended December 31, 1996 and 1997 were 40.3% and 46.7%, respectively. The addition of Affiliated Dental Practices with the Company in late 1996 and 1997 contributed to the increase.

Practice Nonclinical Salaries and Benefits. Practice nonclinical salaries and benefits costs include all staff compensation and related payroll costs at the dental facilities other than dentists, hygienists and dental assistants. Total nonclinical salary costs increased 91.1% from $4.3 million for the year ended December 31, 1996 to $8.2 million for the year ended December 31, 1997. This increase was primarily attributable to the addition of costs from affiliations completed during the three months ended

December 31, 1996 and the year ended December 31, 1997. If all Company revenue had been reported at the dental practice net patient revenue level, practice nonclinical salaries and benefits as a percentage of total revenue for the years ended December 31, 1996 and 1997 would have been 17.0% and 14.6%, respectively.

Dental Supplies and Lab Costs. Total dental supplies and lab costs increased 122% from $2.8 million for the year ended December 31, 1996 to $6.3 million for the year ended December 31, 1997. The addition of Affiliated Dental Practices with the Company in late 1996 and 1997 contributed to the increase. If all Company revenue had been recorded at the dental group net patient service revenue, dental supplies and lab costs as a percentage of total revenue for the years ended December 31, 1996 and 1997 would have been 11.3% and 11.2%, respectively.

Practice Occupancy. Practice occupancy expenses increased 126% from $1.6 million for the year ended December 31, 1996 to $3.5 million for the year ended December 31, 1997. This increase in occupancy expenses is primarily attributable to the addition of costs from affiliations completed during the three months ended December 31, 1996 and the year ended December 31, 1997. If all Company revenue had been recorded at the dental practice net patient service revenue level, practice occupancy cost as a percentage of total revenue for the years ended December 31, 1996 and 1997 would have been 6.2% and 6.3%, respectively. The slight increase in comparable costs was due to higher rent at new Affiliated Dental Practices as a percentage of revenue.

Practice Selling, General and Administrative Expenses. These costs include general office, advertising, professional services (excluding dentistry), travel and entertainment, local taxes, insurance, and other miscellaneous costs at the clinical office level. Practice selling, general and administrative expenses increased 172% from $1.8 million for the year ended December 31, 1996 to $4.9 million for the year ended December 31, 1997. If all Company revenue had been recorded at the dental group net patient service revenue level, practice selling, general and administrative expenses as a percentage of total revenue for the years ended December 31, 1996 and 1997 would have been 7.2% and 8.8%, respectively. The expense mix of Affiliated Dental Practices which affiliated with the Company in late 1996 and 1997 contributed to the increase in this percentage.

Corporate Selling, General and Administrative Expenses. Total corporate selling, general and administrative expenses increased 90.1% from $3.0 million for the year ended December 31, 1996 to $5.7 million for the year ended December 31, 1997. If all Company revenue had been recorded at the dental practice net patient service revenue level, corporate selling, general and administrative expenses as a percentage of total revenue for the years ended December 31, 1996 and 1997 would have been 11.9% and 10.2%, respectively. In addition to corporate selling, general and administrative expenses incurred during the year ended December 31, 1997 as discussed above, the Company's 1997 Statement of Operations includes $1.8 million in expenses associated with the merger of the Company with GMS and the Company's related restructuring plan.

Depreciation and Amortization. Total depreciation and amortization expense for the years ended December 31, 1996 and 1997 were $1.0 million and $1.8 million, respectively. The increase was primarily due to the addition of Affiliated Dental Practices with the Company in late 1996 and 1997.

Interest Expense. Total interest expense decreased 12.8% from $749,000 for the year ended December 31, 1996 to $653,000 for the year ended December 31, 1997. This decrease in interest expense resulted from the repayment by the Company of $4.4 million under its various bank loan arrangements with the proceeds from the initial public offering partly offset by additional debt incurred to complete additional dental practice affiliations in 1997.

Provision (Benefit) for Income Taxes. For the years ended December 31, 1996 and 1997, the Company recognized a tax benefit resulting from its taxable losses for those years. The effective tax rate for the tax benefit was lower than the statutory rate due to the Company's use a tax-free merger structure for certain dental practice affiliations. As a result, the amortization of certain intangible assets reduced earnings but was not deductible for tax purposes. Furthermore, a valuation allowance was increased to reduce deferred tax assets to their estimated net realizable value.

Liquidity and Capital Resources

On January 1, 1998, the Company and its Washington and Oregon Affiliated Dental Practices entered into asset purchase and management service agreements (collectively, the "Agreements"). Under the terms of the agreements, the Company acquired all of the fixed assets and assumed certain liabilities of these Affiliated Dental Practices. In exchange, the Company paid consideration of $1.7 million, which was offset by the Company's $1.7 million receivable from these Affiliated Dental Practices. In addition, the Company issued options to purchase 110,000 shares of Company Common Stock, subject to a five year vesting period and will pay $575,000 in cash over 18 monthly installments. The new management services agreements meet the criteria for consolidation of the Affiliated Dental Practice accounts with the Company for financial reporting purposes.

During 1998, the Company has completed two affiliations in which the Company purchased the assets of two dental practices for $7.9 million in cash and 43,077 shares of Common Stock. The aggregate purchase price in these affiliations of approximately $8.4 million plus potential future consideration based upon performance will be allocated to the fair value of the assets acquired, including intangible assets. These affiliations will be accounted for using the purchase method of accounting.

On February 28, 1998, the Company entered into an agreement to purchase the assets of a dental care organization for $950,000 in cash. The affiliation is subject to Oregon state regulatory approval. The affiliation is expected to close in 1998 and will be accounted for using the purchase method of accounting.

On September 21, 1997, the Company entered into an agreement to acquire Dedicated Dental and to affiliate with certain related dental practices. On February 28, 1998, the Company and the other parties to the Dedicated Dental Affiliation amended the respective agreements to (i) reduce the aggregate stock consideration to be given by the Company from $12,429,000 to $5,769,000; (ii) increase the aggregate cash consideration from $9,771,000 to $16,431,000 (reduced by any outstanding indebtedness of Dedicated Dental at closing); (iii) add cash earnout consideration in connection with the acquisition of the stock of Dedicated Dental to the cash earnout consideration provided in two of the asset purchase agreements, in each case at a presently undeterminable amount to be determined based upon future earnings before interest expense, income taxes, depreciation and amortization of Dedicated Dental or the related dental practices, as applicable; and (iv) to eliminate certain registration rights. The aggregate cash and stock consideration to be paid by the Company at the closing of the Dedicated Dental Affiliation was not changed by such amendments and continues to be $22,200,000. The closing of the Dedicated Dental Affiliation is subject to satisfaction of certain conditions, including receipt of the approval of the DOC. There can be no assurance that these conditions will be satisfied or that the Dedicated Dental Affiliation will be completed.

The Company believes that proceeds from future offerings of Common Stock, expansion of the existing credit facility with a bank ("Credit Facility") and other financing alternatives currently being evaluated will be sufficient to fund the Dedicated Dental Affiliation and other future practice affiliations. There can be no assurance that any such financing will be available to the Company or will be available on terms acceptable to the Company.

The Company's Credit Facility provides for a maximum credit line of $25 million, which will be increased to $30 million following completion of an equity offering by the Company in which the Company receives at least $20 million in net cash proceeds. The Company intends to use the Credit Facility for working capital requirements, to purchase non-professional dental practice assets of additional dental practices that the Company may seek to affiliate with, and to purchase operating assets for existing Affiliated Dental Practices. The Credit Facility provides that aggregate amounts borrowed under the Credit Facility for working capital purposes and letter of credit obligations may not exceed $4 million, and that remaining amounts available under the Credit Facility may be used by the Company for permitted acquisitions and capital expenditures. The revolving feature of the Credit Facility expires on September 30, 1999, at which time it will convert into a three year term loan to be repaid in 12 equal quarterly installments. Principal amounts owed under the Credit Facility bear interest, at the Company's option and are dependent upon the Company's leverage ratio, of (i) up to 1.0% over prime or (ii) up to 3.25% above LIBOR. The Credit Facility requires the Company to pay an unused commitment fee in the amount of 0.50% per annum or 0.375% per annum, depending on the Company's leverage ratio, on the average daily amount by which the bank commitment under the Credit Facility exceeds the aggregate amount of all loans then outstanding. The Credit Facility contains several covenants including (i) restrictions on the ability of the Company to incur indebtedness and repurchase, or make dividends with respect to, its capital stock; and (ii) requirements relating to maintenance of a specified net worth and specified ratios of current assets to current liabilities, debt to cash flow and EBITDAR to fixed charges. In addition, the Credit Facility requires the Company to notify the lenders prior to making any acquisition and to obtain the consent of the lenders prior to making (i) certain acquisitions with purchase prices exceeding $3 million, (ii) all acquisitions with purchase prices exceeding $5 million and (iii) capital expenditures exceeding $5 million in any fiscal year. The Credit Facility also requires the Company to convert to a holding company that owns no assets other than the stock of its operating subsidiaries on or before May 31, 1998. If the Company does not attain holding company status on or before May 31, 1998, the interest rate applicable to amounts borrowed under the Credit Facility would be increased by 0.5% and if holding company status is not attained on or before July 31, 1998 an event of default would exist under the terms of the Credit Facility. The Company's obligations under the Credit Facility are guaranteed by each of the subsidiaries of the Company. The obligations of the Company under the Credit Facility and the subsidiaries under the guarantees are secured by a security interest in the equipment, fixtures, inventory, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles of each of such entities.

On June 21, 1996, ServiceMaster purchased 100,000 shares of the Common Stock and a warrant to purchase an additional 100,000 shares at $7.50 per share for total consideration of $1 million. ServiceMaster has the right to require the Company to repurchase any or all of the 100,000 shares initially purchased and any or all shares acquired upon exercise of the warrant if by June 21, 2001, the Company has not made a public offering of its Common Stock with a per share price of at least $22 with net proceeds to Company of at least $10 million. The purchase price under the put right is equal to 20 times the Company's average adjusted net income per share for the two most recent fiscal years preceding ServiceMaster's exercise of the put.

The holders of certain put rights issued by the Company in connection with affiliations with dental practices have the right to require the Company to repurchase an aggregate of 83,686 shares of Common Stock for an aggregate of $1.2 million. Such rights are exercisable by the holders thereof at various dates between 1998 and 2003. The rights as to all but 20,000 of the shares of Common Stock will terminate if the Company completes a public offering of Common Stock with a price that is greater than $20 per share.

The Company funded capital expenditures of $873,000 and $2.8 million for the years ended December 31, 1996 and 1997, respectively. Such expenditures were primarily related to the purchase of furniture and equipment, certain information systems and tenant improvements. Cash paid for acquisitions was $7.3 million and $9.7 million for the years ended December 31, 1996 and 1997, respectively. Such expenditures consisted primarily of cash paid in connection with affiliation transactions, when completed, as well as cash paid pursuant to related earn outs. In connection with certain completed affiliation transactions the Company has agreed to pay to the sellers certain future consideration in the form of cash and stock. The amount of future consideration payable by the Company under earn outs is generally computed based upon financial performance of the Affiliated Dental Practices during certain specified periods.

A total of 594,147 outstanding shares of Common Stock issued at a price of $.45 per share are subject to, under certain events, repurchase by the Company at cost. One half of these shares are currently subject to repurchase as a result of the Company's failure to achieve certain specified performance targets during 1997 and are expected to be repurchased during 1998.

The Company has in the past, and may in the future, issue promissory notes to sellers of dental practice assets in connection with the dental practice affiliation transactions. At December 31, 1997, the Company had approximately $3.9 million in aggregate principal amount of such promissory notes outstanding. Such notes generally require the Company to make quarterly or monthly installments of principal. Certain of such notes require the Company to make periodic balloon payments of principal amounts thereof. One such note requires the Company to make a $500,000 lump sum payment in July 1999, a $2.1 million lump sum payment in July 2002, and, in the event that specified performance targets are attained by certain dental practices, a payment of up to $2.8 million in October 2002 (or such earlier date on which the performance targets are achieved).

The Company plans to fund working capital requirements, acquisition of the assets of additional Affiliated Dental Practices the Company may seek to affiliate with, and the purchase of additional operating assets for existing practices with a combination of borrowings under the Credit Facility, the issuance of Common Stock and notes, cash flow from operations, proceeds, if any, from future offerings of Common Stock, and financing alternatives. There can be no assurance that any such financing will be available to the Company or will be available on terms acceptable to the Company.

Year 2000 Compliance

The Company has purchased software that runs on its computer network which it believes is Year 2000 compliant. The Company is currently evaluating its key suppliers to determine whether they are Year 2000 compliant and to determine the impact, if any, on the financial position and results of operations. Currently, the Year 2000 issues are not expected to materially impact the financial position and results of operations of the Company.

Item 7.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditors' Reports                                              18-19

Consolidated Balance Sheets at December 31, 1996 and 1997                  20-21

Consolidated Statements of Operations for the years ended
  December 31, 1996 and 1997                                                  22

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1996 and 1997                                   23-24

Consolidated Statements of Cash Flows for the years
  ended December 31, 1996 and 1997                                         25-27

Notes to Consolidated Financial Statements                                 28-48

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Gentle Dental Service Corporation:

We have audited the accompanying consolidated balance sheet of Gentle Dental Service Corporation and subsidiaries as of December 31, 1997 and the related consolidated statements of operations and shareholders' equity and cash flows for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gentle Dental Service Corporation and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

We previously audited and reported on the consolidated balance sheet of GMS Dental Group, Inc. and subsidiaries as of December 31, 1996 and the related consolidated statements of operations and shareholders' equity and cash flows for the year ended December 31, 1996, prior to their restatement for the 1997 pooling of interests between Gentle Dental Service Corporation and GMS Dental Group, Inc. and subsidiaries. The contribution of GMS Dental Group, Inc. and subsidiaries to total assets, revenues and net loss represented 50 percent, 26 percent and 42 percent of the respective restated totals. Separate financial statements of Gentle Dental Service Corporation included in the 1996 restated consolidated balance sheet and statements of operations and cash flows were audited and reported on separately by other auditors. We also audited the combination of the accompanying consolidated balance sheet as of December 31, 1996 and the related consolidated statements of operations and cash flows for the year ended December 31, 1996, after restatement for the pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in note 3 of the notes to the consolidated financial statements.


                             KPMG PEAT MARWICK LLP


Orange County, California
February 20, 1998, except as to
note 14 which is as of
March 16, 1998

                        Report of Independent Accountants


To the Shareholders and Board of Directors of Gentle Dental Service Corporation


In our opinion, the balance sheet and the related statements of operations, of redeemable common stock and nonredeemable shareholders' equity and of cash flows, not presented separately herein, present fairly, in all material respects, the financial position of Gentle Dental Service Corporation at December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

As disclosed in Note 10 to the financial statements, the Company has certain related party transactions.



PRICE WATERHOUSE LLP

Portland, Oregon
February 28, 1997

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1996 and 1997

               (in thousands, except share and per share amounts)


                                    Assets                                                     1996                   1997
                                                                                   ----------------       ----------------
Current assets:
    Cash and cash equivalents                                                      $          2,220       $            302
    Accounts receivable, net of allowances of
      approximately $1,706 and $4,159
      in 1996 and 1997, respectively                                                          4,826                  6,331
    Receivables from affiliates                                                               1,197                  1,731
    Income taxes receivable                                                                     169                    115
    Supplies                                                                                    554                  1,109
    Prepaid and other current assets                                                            877                  1,611
                                                                                   ----------------       ----------------

           Total current assets                                                               9,843                 11,199
                                                                                   ----------------       ----------------

Property and equipment, net (notes 4 and 6)                                                   5,766                 10,084
Intangible assets, net of accumulated
   amortization (note 5)                                                                     10,330                 22,843
Other assets                                                                                    457                    282
                                                                                   ----------------       ----------------

           Total assets                                                            $         26,396       $         44,408
                                                                                   ================       ================

                  Liabilities, Redeemable Convertible Preferred
                   and Common Stock and Shareholders' Equity

Current liabilities:
    Accounts payable                                                               $          1,650       $          2,452
    Accrued payroll and payroll related costs                                                 1,033                  2,084
    Other current liabilities                                                                 1,667                  3,174
    Current portion of long-term debt and
      capital lease obligations (notes 6 and 10)                                              1,124                    651
    Short-term borrowings (note 6)                                                            2,097                      -
                                                                                   ----------------       ----------------

           Total current liabilities                                                          7,571                  8,361
                                                                                   ----------------       ----------------

Long-term liabilities:
    Obligations under capital leases, net
      of current portion (note 13)                                                              572                    581
    Long-term debt, net of current portion (note 6)                                           1,822                 13,842
    Other long-term liabilities                                                                  91                    115
                                                                                   ----------------       ----------------

           Total long-term liabilities                                                        2,485                 14,538
                                                                                   ----------------       ----------------

           Total liabilities                                                       $         10,056       $         22,899
                                                                                   ----------------       ----------------

                                   (Continued)

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued

                           December 31, 1996 and 1997

               (in thousands, except share and per share amounts)


                                                                                               1996                1997
                                                                                   ----------------    ----------------
Redeemable convertible preferred stock - Series B, $.001 par value,
    9,270,000 shares authorized; 6,180,000 and zero shares
    issued and outstanding in 1996 and 1997, respectively
    (note 8)                                                                       $         11,055    $              -
                                                                                   ----------------    ----------------
Redeemable common stock, no par value, 190,302 and 183,686 shares
    issued and outstanding in 1996 and 1997, respectively (note 8)                            2,199               2,130
                                                                                   ----------------    ----------------

Shareholders' equity (notes 7 and 9):
    Preferred stock, 30,000,000 shares authorized, no shares
      issued and outstanding                                                                      -                   -
    Convertible preferred stock - Series A, $.001 par value;
      395,000 shares authorized; 395,000 and zero shares
      issued and outstanding in 1996 and 1997, respectively                                       1                   -
    Convertible preferred stock - Series C, $.001 par value;
      5,000 shares authorized; 1,777 and zero shares issued
      and outstanding in 1996 and 1997, respectively                                              1                   -
    Common stock, no par value, 50,000,000 shares authorized,
      2,181,622 and 7,530,781 shares issued and outstanding
      in 1996 and 1997, respectively                                                          2,890              21,784
    Additional paid-in capital                                                                1,443               3,165
    Shareholder notes receivable                                                               (136)               (304)
    Accumulated deficit                                                                      (1,113)             (5,266)
                                                                                   ----------------    ----------------

           Total shareholders' equity                                                         3,086              19,379
                                                                                   ----------------    ----------------

Commitments and contingencies (notes 13 and 14)

           Total liabilities, redeemable convertible preferred
              and common stock and shareholders' equity                            $         26,396    $         44,408
                                                                                   ================    ================


See accompanying notes to consolidated financial statements.

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 1996 and 1997

                    (in thousands, except per share amounts)


                                                                                                1996                1997
                                                                                    ----------------    ----------------
Dental practice net patient service revenue - consolidated (note 2)                 $          3,701    $         29,327
Net management fees (notes 2 and 10)                                                          10,712              14,076
                                                                                    ----------------    ----------------

           Net revenues                                                                       14,413              43,403

Cost and expenses:
    Clinical salaries and benefits                                                             1,493              13,701
    Practice nonclinical salaries and benefits                                                 4,279               8,177
    Dental supplies and lab expenses                                                           2,830               6,271
    Practice occupancy expenses                                                                1,563               3,527
    Practice selling, general and administrative expenses                                      1,805               4,912
    Corporate selling, general and administrative expenses                                     2,998               5,700
    Corporate restructure and merger costs (note 3)                                                -               1,809
    Depreciation and amortization                                                                990               1,847
                                                                                    ----------------    ----------------

           Operating loss                                                                     (1,545)             (2,541)
                                                                                    ----------------    ----------------

Nonoperating income (expense):
    Interest expense, net                                                                       (749)               (653)
    Other expense, net                                                                           (48)                (74)
                                                                                    ----------------    ----------------

                                                                                                (797)               (727)
                                                                                    ----------------    ----------------

           Loss before income taxes                                                           (2,342)             (3,268)

Income tax benefit (note 11)                                                                (655)                (81)
                                                                                    ----------------    ----------------

           Net loss                                                                           (1,687)             (3,187)

Dividends on redeemable convertible preferred stock - Series B (note 8)                         (240)               (932)
Accretion of redeemable common stock (note 8)                                                    (91)                (34)
                                                                                    ----------------    ----------------

           Net loss attributable to common stock                                    $         (2,018)   $         (4,153)
                                                                                    ================    ================

Loss per share attributable to common stock - basic and diluted                     $          (1.18)   $          (1.17)
                                                                                    ================    ================


See accompanying notes to consolidated financial statements.

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                     Years ended December 31, 1996 and 1997
                      (in thousands, except share amounts)


                                         Convertible        Convertible
                                           preferred          preferred
                                    stock - Series A   stock - Series C      Common stock       Additional  Shareholder
                                    ----------------  -----------------  ---------------------    paid-in        notes  Accumulated
                                    Shares    Amount  Shares     Amount     Shares      Amount    capital   receivable      deficit
                                    ------   -------  ------   --------  ---------   ---------  ---------   ----------  -----------
Balance December 31, 1995               --   $    --      --   $     --  1,366,145   $   2,795  $     152   $      (40) $       905
Redeemable convertible preferred
    stock - Series B initial
    issuance and issuance costs         --        --      --         --         --          --     (1,266)          --           --
Convertible preferred stock -
    Series A issued for acquisitons    395         1      --         --         --          --        295           --           --
Convertible preferred stock -
    Series C issued for acquisitions    --        --   1,777          1         --          --      1,733           --           --
Issuance of common stock in
    connection with:
    Exchange for shareholder
      notes receivable                  --        --      --         --    608,524           1        136         (136)          --
    Acquisitions                        --        --      --         --    226,453          68         99           --           --
    Private placement, net of
      offering costs                    --        --      --         --         --          --         --           --           --
Stock warrants issued related
   to debt financing                    --        --      --         --         --          --          9           --           --
Exercise of stock options               --        --      --         --      2,000           2         --           --           --
Stock options granted to
   nonemployees                         --        --      --         --         --          --         52           --           --
Stock warrants issued related
   to line of credit guarantees         --        --      --         --         --          --        233           --           --
Accretion of put rights                 --        --      --         --         --          --         --           --          (91)
Repurchase of common stock              --        --      --         --    (24,000)         (1)        --           --           --
Common stock granted to nonemployees    --        --      --         --      2,500          25         --           --           --
Payments on shareholder
   notes receivable                     --        --      --         --         --          --         --           40           --
Dividends on redeemable convertible
    preferred stock - Series B          --        --      --         --         --          --         --           --         (240)
Exercise of put rights                  --        --      --         --         --          --         --           --           --
Net loss                                --        --      --         --         --          --         --           --       (1,687)
                                    ------   -------  ------   --------  ---------   ---------  ---------   ----------  -----------
Balance, December 31, 1996             395         1   1,777          1  2,181,622       2,890      1,443         (136)      (1,113)
                                    ------   -------  ------   --------  ---------   ---------  ---------   ----------  -----------

                                   (Continued)

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

           Consolidated Statements of Shareholders' Equity, Continued

                     Years ended December 31, 1996 and 1997
                      (in thousands, except share amounts)


                                         Convertible        Convertible
                                           preferred          preferred
                                    stock - Series A   stock - Series C     Common stock        Additional  Shareholder
                                    ----------------  -----------------  ---------------------    paid-in        notes  Accumulated
                                    Shares    Amount  Shares     Amount     Shares      Amount    capital   receivable      deficit
                                    ------   -------  ------   --------  ---------   ---------  ---------   ----------  -----------
Balance, December 31, 1996             395         1   1,777          1  2,181,622       2,890      1,443         (136)      (1,113)
Redeemable convertible preferred
  stock - Series B issued               --        --      --         --         --          --         --           --           --
Convertible preferred stock -
  Series C issued for acquisitions      --        --   1,156         --         --          --      1,156           --           --
Common stock issued in connection
  with:
    Acquisitions                        --        --      --         --    109,039         475         --           --           --
    Initial public offering,
      net of issuance costs             --        --      --         --  1,500,000       6,125         --           --           --
    Employee purchase plan              --        --      --         --      1,902          17         --           --           --
    Pursuant to options for share-
      holder notes receivable           --        --      --         --    333,816           1        150         (150)          --
Exercise of stock options               --        --      --         --     20,100         100         --           --           --
Stock options granted to
  nonemployees                          --        --      --         --         --          --         56           --           --
Accretion of put rights                 --        --      --         --         --          --         --           --          (34)
Interest accrued on shareholder
   notes receivable                     --        --      --         --         --          --         --          (18)          --
Dividends on redeemable convertible
    preferred stock - Series B          --        --      --         --         --          --         --           --         (932)
Issuance of common stock warrants
   for acquisitions                     --        --      --         --         --          --          4           --           --
Exercise of put rights                  --        --      --         --         --          --         --           --           --
Shares reserved for earnout             --        --      --         --         --          --        356           --           --
Conversion of convertible
   preferred stock - Series A,
   B, and C into common stock         (395)       (1) (2,933)        (1) 3,384,302      12,176         --           --           --
Net loss                                --        --      --         --         --          --         --           --       (3,187)
                                    ------   -------  ------   --------  ---------   ---------  ---------   ----------   ----------

Balance, December 31, 1997              --   $    --      --   $     --  7,530,781   $  21,784  $   3,165   $     (304)  $   (5,266)
                                    ======   =======  ======   ========  =========   =========  =========   ==========   ==========

See accompanying notes to consolidated financial statements.

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 1996 and 1997

                      (in thousands, except share amounts)


                                                                                         1996               1997
                                                                                -------------      -------------
Cash flows from operating activities:
    Net loss                                                                    $      (1,687)     $      (3,187)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                                       990              1,847
      Loss on disposal of assets                                                           63                 31
      Loss on investment in joint venture                                                  87                135
      Stock options granted to nonemployees                                                52                 56
      Stock issued for fees and compensation                                               25                  -
      Interest accrued on shareholder notes receivables                                     -                (18)
      Amortization of warrants                                                            242                  -
      Deferred income taxes                                                              (146)                14
    Change in assets and liabilities, net of the effect
      of acquisitions:
        Accounts receivable, net                                                         (997)                47
        Receivables from affiliates                                                      (562)              (621)
        Income taxes receivable                                                             5                 54
        Supplies                                                                          (48)              (269)
        Prepaid expenses and other current assets                                          52             (1,209)
        Other assets                                                                       46                 65
        Accounts payable                                                                  346                268
        Accrued payroll and payroll related costs                                       1,145              1,956
        Other liabilities                                                                   5               (144)
                                                                                -------------      -------------

                Net cash used in operating activities                                    (382)              (975)
                                                                                -------------      -------------

Cash flows from investing activities:
    Purchase of property and equipment                                                   (873)            (2,822)
    Proceeds from sale of property and equipment                                            -                 22
    Cash paid for investment in joint venture                                             (75)                 -
    Cash paid for organizations costs                                                      (5)                 -
    Cash paid for acquisitions, including other direct costs, net of cash
      acquired                                                                         (7,268)            (9,706)
                                                                                -------------      -------------

                Net cash used in investing activities                           $      (8,221)     $     (12,506)
                                                                                -------------      -------------

                                   (Continued)

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                     Years ended December 31, 1996 and 1997

                      (in thousands, except share amounts)


                                                                                         1996               1997
                                                                                -------------      -------------
Cash flows from financing activities:
    Net proceeds (payments) on short-term borrowings                            $       1,048      $      (2,097)
    Proceeds from issuance of long-term debt                                              466             10,000
    Payments on long-term debt and obligations under capital leases                    (1,231)            (3,122)
    Payments of deferred financing costs                                                 (150)                 -
    Proceeds from issuance of common stock and preferred stock                         10,551              7,703
    Common stock issuance costs                                                          (500)              (918)
    Payments of shareholder notes receivable                                               40                  -
    Exercise of put rights                                                                (90)              (103)
    Exercise of stock options                                                               -                100
                                                                                -------------      -------------

           Net cash provided by financing activities                                   10,134             11,563
                                                                                -------------      -------------

           Increase (decrease) in cash and cash equivalents                             1,531             (1,918)

Cash and cash equivalents, beginning of year                                              689              2,220
                                                                                -------------      -------------

Cash and cash equivalents, end of year                                                  2,220                302
                                                                                =============      =============

Supplemental disclosure of cash flow information: Cash paid during period:
      Interest paid                                                                       489                601
      Income taxes paid (received)                                              $        (159)     $           1
                                                                                =============      =============

Supplemental schedule of noncash investing and financing activities:
    Purchases of property and equipment under capital lease agreements
                                                                                $         825      $         278
    Issuance of shareholder notes receivable for purchase of common stock                 136                150

    Interest accrued on shareholder notes receivable                                        -                 18
    Accretion of put rights                                                                91                 34
    Issuance of common stock to founders and to purchase the predecessor
      companies                                                                           530                  -
    Issuance of redeemable convertible preferred stock - Series B to
      investment bankers for services                                                     314                  -
    Conversion of convertible preferred stock series A, B and C into 7,603,677
      shares of GMS common stock                                                            -             12,176
    Conversion of 10,218,578 shares of GMS common stock into 4,548,161 shares
      of the Company's common stock                                                         -                  -

                                   (Continued)

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                     Years ended December 31, 1996 and 1997

               (in thousands, except share and per share amounts)


                                                                                         1996               1997
                                                                                -------------      -------------
Acquisition of clinics:
    Intangible assets acquired                                                  $       8,501      $      13,213
    Liabilities assumed or issued                                                       2,921              5,762
    Common and convertible preferred stock and warrants issued                          2,725              1,635
    Tangible assets acquired                                                            4,413              4,246
    Shares reserved for earnout agreements                                                  -                356
    Dental clinic prepayments                                                   $         309      $           -
                                                                                =============      =============


See accompanying notes to consolidated financial statements.

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     Years ended December 31, 1996 and 1997

               (in thousands, except share and per share amounts)

(1)  Organization

     Gentle Dental Service Corporation ("GDS" or the "Company"), incorporated on December 14, 1992, is a Washington corporation headquartered in Yorba Linda, California. The Company, as part of a multi-specialty dental care delivery network, provides management services to dental practices ("DPs") under long-term management service agreements. Under the terms of the management service agreements, the Company, among other things, bills and collects patient receivables and provides all administrative support services to the DPs.

     On February 13, 1997, the Company completed its initial public offering of 1,500,000 shares of no par value common stock (the "Offering"). The price per share in the Offering was $5.00, resulting in gross offering proceeds of $7,500. The Company received net proceeds of approximately $6,125 net of underwriters' discount and offering expenses. Concurrent with the receipt of the net proceeds, the company utilized $4,426 to repay certain outstanding principal under the Company's various bank loan arrangements (see note 6).


(2)  Basis of Presentation and Significant Accounting Policies

     The consolidated financial statements include the accounts of GDS and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. As described more fully in Note 3, on November 4, 1997, GMS Dental Group, Inc. ("GMS") was merged with and into the Company, with former stockholders of GMS owning 59% of the combined company upon completion of the merger. These consolidated financial statements have been prepared following the pooling-of-interests method of accounting and reflect the combined financial position and operating results of GDS and GMS (and certain affiliated DPs as discussed below) for all periods presented. GMS commenced operations on October 11, 1996. Accordingly, its results of operations for 1996 included only approximately 2-2/3 months.

     The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board recently evaluated certain matters relating to the physician practice management industry (EITF issue number 97-2) and reached a consensus on the accounting for transactions between physician practice management companies and physician practices and the financial reporting of such entities. For financial reporting purposes, EITF 97-2 mandates the consolidation of physician practice activities with the practice management company when certain conditions have been met, even though the practice management company does not have an equity investment in the physician practice. The accompanying financial statements are prepared in conformity with the consensus reached in EITF 97-2.

     Corporate practice of medicine laws in the states in which the Company currently operates prohibit the Company from owning dental practices. In response to these laws the Company has executed management services agreements ("MSAs") with various DPs. Based upon the terms of MSAs with certain of the DPs,

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

               (in thousands, except share and per share amounts)

     the Company has met the criteria for consolidation of those DPs with the Company. In these circumstances, all the accounts of the DPs are included in the accompanying consolidated financial statements. Accordingly, the consolidated statements of operations include the net patient revenues and related expenses of the DPs.

     In addition to the MSAs discussed above, the Company has entered into MSAs with certain DPs where the Company has not met the criteria for consolidation of the DPs activities. In these circumstances, the Company does not consolidate the accounts of the DPs. Accordingly, the consolidated statements of operations exclude the net patient revenues and expenses of the DPs. Rather, the statements of operations include only the Company's net management fees revenue generated from those MSAs and the Company's expenses associated with those MSAs. Subsequent to December 31, 1997, the Company entered into new MSAs with the Oregon and Washington DPs. Effective January 1, 1998 the criteria has been met for consolidation of these DPs financial statements with the Company (see note 14).

     The Company has a 50% equity investment in Celebration Dental Services L.L.C., a Florida limited liability company, which is accounted for on the equity basis of accounting and included in other expense, net.

     Net Revenues

     Revenues consist primarily of DP net patient service revenue (net patient revenue) and Company net management fees. Net patient revenue represents the consolidated revenue of the DPs reported at the estimated net realizable amounts from patients, third party payors and others for services rendered, net of contractual adjustments. Net management fees represent amounts charged to the unconsolidated DPs on an agreed-upon percentage of the DPs net patient service revenue under MSAs, net of provisions for contractual adjustments and doubtful accounts. The components of net revenues are as follow:

                                                                         1996          1997
                                                                  -----------   -----------
     DP net patient service revenue - unconsolidated              $    21,424   $    26,289
     Less amounts retained by the DPs                                 (10,712)      (12,583)
     Retail sales and other                                                 -           370
                                                                  -----------   -----------

     Net management fees                                               10,712        14,076
     DP net patient service revenue - consolidated                      3,701        29,327
                                                                  -----------   -----------

         Net revenues                                             $    14,413   $    43,403
                                                                  ===========   ===========

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

               (in thousands, except share and per share amounts)

     Accounts Receivable

     Accounts receivable principally represent receivables from patients and insurance carriers for dental services provided by the related DPs and are recorded net of contractual adjustments and allowance for doubtful accounts. Contractual allowances represent an estimate of the difference between the amount billed by the Company and the amount which the patient, third party payor or other is contractually obligated to pay the Company. An allowance for doubtful accounts is provided based upon historical collection experience.

     Receivables from Affiliates

     Receivables from affiliates consist primarily of amounts owed to the Company from unconsolidated DPs to reimburse the Company for payment of the DPs payroll and other direct costs, net of amounts due to the DPs related to the acquisitions and the DPs share of revenues (see notes 10 and 14).

     Supplies

     Supplies consist primarily of disposable dental supplies and instruments stored at the clinics. Supplies are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

     Property and Equipment

     Property and equipment are stated at cost net of accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense as incurred and expenditures for additions and betterments are capitalized. Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the lease. Depreciation of property and equipment is recorded using the straight-line method over the shorter of the related lease term or the estimated useful lives which generally range from 3 to 15 years.

     Intangible Assets

     Intangible assets result primarily from the excess of cost over the fair value of net tangible assets purchased. Such intangibles relate primarily to noncompetition covenants and management services agreements. Intangibles relating to management service agreements consist of the costs of purchasing the rights to provide management support services to DPs over the initial noncancelable 40-year terms of the related agreements. Under these agreements, the DPs have agreed to provide dental services on an exclusive basis only through facilities provided by the Company. Pursuant to the terms of the agreements, the Company is the exclusive administrator of all non-dental aspects of the acquired DPs, providing facilities, equipment, support staffing, management and other ancillary services. The agreements are noncancelable except for performance defaults.

     Intangible assets are amortized on the straight-line method over their estimated useful lives, 5 years for organizational costs, 25 years for management services agreements and other acquired intangibles, and 40 years for trademarks.

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

               (in thousands, except share and per share amounts)

     Long-Lived Assets

     The Company reviews its asset balances for impairment at the end of each quarter or more frequently when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted net cash flows from assets. If the estimated net cash flows are less than the carrying amount of the asset, the Company recognizes an impairment loss in an amount necessary to write-down the asset to a fair value as determined from expected future discounted cash flows. No write-down of assets was recorded for the years ended December 31, 1996 and 1997.

     Fair Value of Financial Assets, Liabilities, and Redeemable Common Stock

     The Company estimates the fair value of its monetary assets, liabilities, and redeemable common stock based upon the existing interest rates related to such assets, liabilities, and redeemable common stock compared to current market rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the carrying value of all of its monetary assets, liabilities, and redeemable common stock approximates fair value as of December 31, 1996 and 1997.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Net Loss Per Share

     Net loss per share is computed based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the periods. Common stock equivalents consist of the number of shares issuable upon exercise of the outstanding common stock warrants and common stock options (using the treasury stock method). Common stock equivalents have been excluded from the computation of loss per share as their effect is anti-dilutive. The weighted average common shares utilized for the years ended December 31, 1996 and 1997 were 1,707,095 and 3,544,149, respectively.

     New Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 Earnings Per Share. In accordance with this pronouncement, the Company adopted the new standard for the years ended December 31, 1996 and 1997. The adoption of this pronouncement did not have an effect on reported loss per share information.

     Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. Under SFAS 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account to stock-based compensation under Accounting Principles Board Opinion No. 25,

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

               (in thousands, except share and per share amounts)

     Accounting for Stock Issued to Employees' and disclose in the financial statements the effects of SFAS 123 as if the recognition provisions were adopted. The Company has elected to account for stock-based compensation under Accounting Principles Board Opinion No. 25 ("APB 25").

(3)  Business Combinations and Dental Practice Acquisitions

     Business Combinations

     On November 4, 1997, GMS merged into GDS. In connection with the merger transaction, all of the issued and outstanding shares of GMS common stock were converted into 4,548,161 shares of common stock of the Company.

     The merger has been accounted for using the pooling-of-interests method of accounting. Accordingly, the historical financial statements for the periods prior to the completion of the combination have been restated as though the companies had been combined. The restated financial statements have been adjusted to conform the lives in computing depreciation of equipment and amortization of intangible assets. Such adjustments resulted in no change in amortization expense in 1996 and in a decrease in depreciation expense of $24 in 1996. Additionally, such adjustments resulted in a decrease in the 1996 income tax benefit of $10.

     The results of operations of GMS and GDS for 1997 through the date of the merger are as follows:

                                                      GMS               GDS
                                                --------------    --------------

     DP net patient service revenue             $       22,683    $            -
     Net management fees                                     -            11,841
     Net income (loss)                                  (1,087)              308

     As a result of the merger, the Company recorded direct merger expenses of $677. These expenses consist primarily of accounting, legal and other advisory fees. Also, the Company recorded a restructuring charge of $1,132, or $.32 per share, in the fourth quarter of 1997. The charge included $289 for employee related costs, $311 for facility consolidation and related leasehold and fixed asset write-offs and $532 for the redirection of certain duplicative operations and programs and other costs. These charges are scheduled to be substantially completed in 1998. At December 31, 1997, the Company's remaining obligation related to the restructuring charges was $853 and included in other current liabilities in the accompanying financial statements.

     Dental Practice Acquisitions

     In 1996, the Company acquired substantially all of the assets of 15 dental office locations, including cash, accounts receivable, supplies and fixed assets. The total price for the fair value of the assets acquired, including intangible assets was $12,914. Approximately $8,501 of the purchase price has been allocated to intangible assets. The total purchase consideration included $7,268 in cash, $2,725 in redeemable and nonredeemable preferred and common stock and $2,921 in liabilities issued or assumed.

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

               (in thousands, except share and per share amounts)


     In 1997, the Company acquired substantially all of the assets of 15 dental office locations, including cash, accounts receivable, supplies and fixed assets. The total price for the fair value of the assets acquired, including intangible assets was $17,459. Approximately $13,213 of the purchase price has been allocated to intangible assets. The total purchase consideration included $9,706 in cash, $1,991 in nonredeemable preferred and common stock and warrants and $5,762 in liabilities issued or assumed.

     In connection with the affiliation of certain dental practices, the Company is obligated to pay additional consideration, depending upon the achievement of certain financial results, as defined by the purchase agreements. During 1997, the Company accrued $356 for the portion of 1997 earnouts which the Company expects to pay in common stock. Additional consideration may be payable in cash or stock depending upon the performance of certain affiliated practices. The additional consideration to be paid under these agreements is not presently determinable. However, such additional consideration, if any, is not expected to have a material impact on the financial condition or on the results of operations of the Company.

     The above asset purchases in 1996 and 1997 have been accounted for using the purchase method of accounting. The excess of the total purchase price over the fair value of the net tangible and identifiable intangible assets acquired representing the estimated future value of the management services agreements are being amortized over the lesser of the term of the related management service agreements or 25 years using the straight-line method. The results of operations for these practices have been included in the consolidated financial statements of the Company since the dates of their affiliation.

     The following unaudited pro forma information presents the condensed consolidated results of operations as if the 1996 and 1997 affiliations discussed above had occurred as of January 1, 1996. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what the actual results of operations would have been had the practices been affiliated as of that date, nor does it purport to represent future operations of the Company:

                                                                     1996              1997
                                                           --------------    --------------
     Pro forma:
         DP net patient service revenue - consolidated     $       31,006    $       14,076
         Net management fees                                       13,182            35,242
         Net loss                                                  (1,084)           (1,918)
                                                           --------------    --------------

                Net loss per share                         $         (.40)   $         (.41)
                                                           ==============    ==============

(4)  Property and Equipment

     Property and equipment are summarized as follows:

                                                               1996             1997
                                                       ------------     ------------
     Dental equipment                                  $      3,328     $      5,697
     Computer equipment                                       1,098            1,941
     Furniture, fixtures and equipment                          728            1,053

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

               (in thousands, except share and per share amounts)

     Leasehold improvements                                   1,681            3,576
     Vehicles                                                    22               32
     Buildings                                                   48               48
     Land                                                        10               10
                                                       ------------     ------------

           Total property and equipment                       6,915           12,357

     Less accumulated depreciation and amortization          (1,149)          (2,273)
                                                       ------------     ------------

           Property and equipment, net                 $      5,766     $     10,084
                                                       ============     ============

       At December 31, 1996 and 1997, property and equipment include assets under capital leases with an original cost of $1,262 and $1,524, respectively and accumulated amortization of $235 and $456, respectively.

(5)  Intangible Assets

     Intangible assets consists of the following:

                                                            1996                 1997
                                                  --------------       --------------
     Management services agreements               $       10,430       $       23,338
     Trademarks                                               50                   44
     Organizational costs                                     75                    5
     Other                                                    56                    -
                                                  --------------       --------------
                                                          10,611               23,387
     Less accumulated amortization                          (281)                (544)
                                                  --------------       --------------

                                                  $       10,330       $       22,843
                                                  ==============       ==============

(6)  Debt

     Short-Term Borrowings

     At December 31, 1996, the Company had a total of $2,097 outstanding under two bank operating lines of credit with a bank secured by substantially all assets of the Company. In February 1997, the entire outstanding amount was fully repaid from the net proceeds from the Offering (see note 1).

     Long-term debt

     At December 31, 1997, the Company had a credit facility from a bank in the amount of $10,000 (which was increased to a $25,000 credit facility on January 7, 1998, see note 14). The credit facility is available for working capital needs and to finance dental practice asset acquisitions. Principal amounts owed under the credit facility through December 31, 1997 bear interest up to 1% above the prime rate or up to 3.25% above LIBOR, at the Company's option, dependent on the Company's leverage ratio. The outstanding

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements, Continued

               (in thousands, except share and per share amounts)


     balance on this facility as of December 31, 1997 was $10,000. The obligations under this credit agreement are secured by substantially all assets of the Company and its subsidiaries.

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

               (in thousands, except share and per share amounts)


     Long term debt is summarized as follows:

                                                                                               1996                1997
                                                                                   ----------------    ----------------
Note payable to bank due in monthly installments of principal and interest at
    prime plus 1.25%, paid during 1997                                             $            667    $              -
Notes payable to bank with interest-only payments for the first 12 months at
    prime plus 1.5%, paid during 1997                                                         1,699                   -
Secured notes payable, bearing interest at rates ranging from 9.75% to 9.99%;
    monthly principal and interest payments of $5; maturing at various dates
    through June 2000; secured by mortgage                                                       70                   -
Credit facility, bearing interest at 3.25% in excess of LIBOR rate (9.1% at
    December 31, 1997), unpaid balance due in equal quarterly installments of
    principal and interest commencing October, 1998 through October 2001                         48              10,000
Subordinated note payable, bearing interest at 8%, interest payable annually
    beginning December 31, 1997 through January 2002; principal due 2002                          -                 742
Senior subordinated note payable, bearing interest at 8%; due in 60 monthly installments of principal and interest of $14, beginning August 1, 1997
    through July 2002                                                                             -                 637
Subordinated note payable bearing interest at 8%; payable in 36 monthly
    installments of $5, beginning December 1, 1997 through December 2001                          -                 155
Senior subordinated note payable, face value of $500 discounted at 8%; due in
    July 1999                                                                                     -                 441
Senior subordinated note payable, face value of $2,083  discounted at 8%; due
    in July 2002                                                                                  -               1,448
Various unsecured notes payable, due in monthly installments of principal and interest at rates ranging from 8.25% to 10.75%, maturing through November
    2003                                                                                        210                 702
                                                                                   ----------------    ----------------
                                                                                              2,694              14,125
Less current portion                                                                           (872)               (283)
                                                                                   ----------------    ----------------
                                                                                   $          1,822    $         13,842
                                                                                   ================    ================

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

               (in thousands, except share and per share amounts)

     At December 31, 1997, the aggregate maturities of long-term debt for each of the next five years are as follows:

                    1998                       $    283
                    1999                          1,381
                    2000                          3,061
                    2001                          3,815
                    2002                          5,564
                    Thereafter                       21
                                               --------
                                               $ 14,125
                                               ========

(7)  Shareholders' Equity

     As of December 31, 1996, the Company had only common stock outstanding and GMS had two classes of stock outstanding: common stock and preferred stock. GMS preferred stock outstanding consisted of convertible preferred stock - Series A, redeemable convertible preferred stock - Series B and convertible preferred stock - Series C. The redeemable convertible preferred stock - Series B, including dividends and the convertible preferred stock Series A and C, were converted into 7,603,677 shares (3,384,302 shares of GDS common stock) of GMS common stock on November 4, 1997 prior to the GMS merger. Upon closing of the merger between GMS and the Company, all 10,218,578 outstanding GMS common shares were converted into 4,548,161 shares of the Company's common stock.

     Common Stock

     An aggregate of 608,524 shares of common stock were issued in 1996 at a purchase price of $.225 per share to the founders of GMS. 269,278 of these shares are subject to a four-year vesting schedule whereby one-quarter of the shares vested upon issuance and one-quarter of the shares vested in October 1997. The remaining shares vest on a monthly basis during the remaining thirty-six months.

     An aggregate of 254,901 shares issued to certain other shareholders, which were issued at a price of $.45 per share, and 339,246 shares out of the 608,524 shares issued to GMS founders, are subject to, in certain events, a right of repurchase by the Company, at cost. One half of the shares are currently subject to repurchase because the Company's EBITDA (excluding CEO salary and related expenses) for 1997 did not exceed $4,724. The second half of the shares will be subject to repurchase if, among other things, the Company's EBITDA (excluding CEO salary and related expenses) for 1998 does not exceed $12,683, and a portion of the second half will be subject to repurchase if such EBITDA does not exceed $16,911.

     Preferred Stock

     Preferred stock may be issued by the Board of Directors with preferences to be determined at the time of issuance. Through December 31, 1997, none of the 30,000,000 authorized shares of the Company's preferred stock has been issued or is outstanding.

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

               (in thousands, except share and per share amounts)

     Stock Warrants Issued in Conjunction with Debt Issuance and Acquisitions

     In May 1996 the Company issued warrants to purchase 4,333 shares of the Company's common stock at $7.50 per share to a lender in connection with a line of credit agreement. The stock warrants were valued at $9 and have been recorded as debt issuance costs and additional paid-in capital. The estimated fair value of the stock warrants was amortized over the six-month term of the line of credit. Such amortization expense has been included in interest expense in the statement of operations. The stock warrants expire on May 31, 2001 and carry certain piggyback registration rights. The stock warrants have not been exercised to date.

     In addition, in May 1996, the Company issued to certain directors, officers and shareholders of the Company warrants to purchase 115,000 shares of the Company's common stock at $7.50 per share in consideration for guaranteeing a total of $1,000 of a line-of-credit which is no longer available and has been fully repaid. The fair value of the stock warrants of $233 was amortized over the six-month term of the line of credit. Such amortization expense has been included in interest expense in the statement of operations. All stock warrants expire in May 2001 and no such stock warrants have been exercised to date.

     In connection with the Company's $10 million credit facility, warrants were issued in 1996 entitling the bank to purchase up to 81,942 shares of the Company's common stock at a price of $3.93 per share. The warrants were recorded at their estimated fair market value of $1 which is included in interest expense in the accompanying financial statements. These warrants expire in October 2001.

     In connection with the Company's initial public offering, warrants were issued in 1997 entitling representatives of the underwriters to purchase up to 150,000 shares of the Company's common stock at a price of $6.00 per share. These warrants were recorded at their estimated fair value of $1.

     In connection with the acquisition of the net assets of dental practices in 1997, the Company issued warrants to purchase approximately 189,160 shares of common stock at $7.86 per share. The warrants expire in 2004; no such stock warrants have been exercised to date. Warrants for 22,254 shares become exercisable only if certain performance conditions are met by the acquired dental practices. The estimated fair value of $4 was recorded as part of the consideration for the acquisition.

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

               (in thousands, except share and per share amounts)

8)   Redeemable Convertible Preferred and Common Stock

     The following summary presents the changes in the redeemable convertible preferred stock - Series B and redeemable common stock:

                                                Shares of
                                               Redeemable          Redeemable
                                              Convertible         Convertible         Shares of
                                        Preferred Stock -   Preferred Stock -    Redeemable Common   Redeemable Common
                                                 Series B            Series B          Stock               Stock
                                       ------------------   -----------------   ------------------   -----------------
Balance, December 31, 1995                              -   $               -               57,551   $             711
Issued in connection with private
    placement                                   6,180,000              10,815              100,000                 957
Issued in connection with
    acquisitions                                        -                   -               38,994                 530
Accretion of put rights                                 -                   -                    -                  91
Exercise of put rights                                  -                   -               (6,243)                (90)
Dividends on redeemable
    convertible preferred stock -
    Series B                                            -                 240                    -                   -
                                       ------------------   -----------------   ------------------   -----------------
Balance, December 31, 1996                      6,180,000              11,055              190,302               2,199
                                       ------------------   -----------------   ------------------   -----------------
Issued in connection with private
    placement                                     107,142                 188                    -                   -
Dividends on redeemable
    convertible preferred stock -
    Series B                                            -                 932                    -                   -
Accretion of put rights                                 -                   -                    -                  34
Exercise of put rights                                  -                   -               (6,616)               (103)
Conversion into common stock                   (6,287,142)            (12,175)                   -                   -
                                       ------------------   -----------------   ------------------   -----------------
Balance, December 31, 1997                              -   $               -              183,686   $           2,130
                                       ==================   =================   ==================   =================


       Redeemable Common Stock

     In connection with certain acquisitions, the Company granted put rights to certain shareholders that may require the Company to redeem up to 96,545 shares of its common stock, at a redemption price ranging from $13.38 to $19.62 per share. If all shareholders with such put rights exercise their options, the Company would be required to repurchase the above shares of common stock for $1,409. The redemption periods began April 1, 1996 and continue through January 4, 2003. If the shareholder does not place a redemption request during the redemption period, the put right will expire on the stated expiration date. Put rights for all but 20,000 shares terminate in the event of the Company successfully completing a public offering at a price of at least $20.00 per share. The Company redeemed 6,243 shares of redeemable common stock for $90 during 1996 and 6,616 shares for $103 during 1997.

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements, Continued

               (in thousands, except share and per share amounts)

     The shares of common stock subject to the put rights are reported on the balance sheet as redeemable common stock. Such shares have been recorded at their fair value as of date of acquisition, inclusive of accretion during each of the two years in the period ended December 31, 1997. The Company records accretion on a ratable basis over the redemption period of the respective stock. Such accretion for the years ended December 31, 1996 and 1997 was $91 and $34, respectively.

     Such common stock at December 31, 1997 is redeemable as follows:

                                       Shares            Amount       Price range
                               --------------    --------------    --------------
          1998                          2,974    $           50    $16.82
          1999                          2,754                50     13.38 - 18.16
          2000                         40,849               576     13.60 - 19.62
          2001                         29,681               438     13.60 - 18.80
          2002                          3,714                51     13.60
          Thereafter                    3,714                51     13.60
                               --------------    --------------
                                       83,686    $        1,216
                               ==============    ==============

     Private Placement of Redeemable Common Stock and Warrants

     In June 1996, the Company completed a private placement offering (the "Placement Offering ") of 100,000 shares Company's redeemable common stock which include warrants to purchase 100,000 additional shares of the Company's common stock at an exercise price of $7.50 per share. Total proceeds from the Placement Offering (net of Placement Offering costs of $43) were $957. The net proceeds allocated to common stock aggregated $732. The stock warrants were recorded at their estimated fair value of $225 and are entitled to certain piggyback registration rights. The stock warrants expire on December 14, 2001; no stock warrants have been exercised to date.

     In connection with the private placement, the shareholder received certain put rights which are exercisable after June 21, 2001 but not later than June 21, 2003 if the Company has not completed a public offering of its common stock by June 21, 2001 at a price of at least $22.00 per share and with net proceeds to the Company of at least $10,000. The per share price applicable to the put rights is 20 times the Company's average adjusted net income per share for the two most recent fiscal years preceding the exercise of the rights. As of December 31, 1997, the Company has not recorded any accretion related to the above put rights.

(9)  Stock Options

     The Company has adopted a Stock Incentive Plan (the "Plan"). The Plan provides for issuance of up to 1,000,000 shares of common stock in connection with various stock grants, awards and sales granted under such plan to employees and non-employees (primarily key dental group personnel). The Plan authorizes the grant of incentive stock options, non-statutory stock options, stock appreciation rights or bonus rights; award of stock bonuses; and/or sale of restricted stock. The exercise price for incentive stock options may

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements, Continued

               (in thousands, except share and per share amounts)

     not be less than fair market value of the underlying shares on the date of grant. The Plan is administered by the Company's Board of Directors. The Board has the authority to determine the persons to whom awards will be made, the amounts, and other terms and conditions of the awards. Shares issued under the Plan are generally subject to a five-year vesting schedule from the date of grant and expire ten years from the original grant date.

     On February 13, 1997 (the offering date), the Company repriced all employee stock options than outstanding to the offering price of $5.00 per share (except for certain stock options held by a principal shareholder, which were repriced at 110% of the offering price). All other terms with respect to such options were maintained. The Company did not recognize compensation expense related to the repricing of the employee stock options as the adjusted exercise price was not below the fair value of the common stock as of the repricing date.

     Prior to the merger, GMS had two stock-based option plans ("Former Plans") which offered essentially the same awards and stock option terms as the Plan. Upon consummation of the merger of GMS with the Company, the Former Plans were frozen to allow no additional option grants under those plans. The number of options and option price for the options granted under the Former Plans were converted to the Company share and share price equivalent utilizing the same conversion ratio of GMS common stock to Company common stock.

     Stock options issued to non-employees have been recorded at their estimated fair market value and are being expensed over their respective vesting lives of up to five years. Total compensation expense recorded for the years ended December 31, 1996 and 1997 was $52 and $56, respectively.

     Statement of Financial Accounting Standards No. 123 ("SFAS 123")

     The Financial Accounting Standards Board has issued SFAS 123, Accounting for Stock Based Compensation, which defines a fair value based method of accounting for employee stock option or similar compensation plans. However, it also allows an entity to continue to measure compensation cost related to stock options issued to employees under these plans using the method of accounting prescribed by the Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in this Statement had been applied.

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

                      (in thousands, except share and per share amounts)

     The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during the years ended December 31, 1996 and 1997. The 1996 options were valued using the minimum value pricing model as prescribed by SFAS 123 for nonpublic companies. The options issued subsequent to the Company's 1997 initial public offering have been valued using the Black-Scholes pricing model as prescribed by SFAS 123. The following weighted average assumptions have been used for grants of stock options:

                                                       1996            997
                                                -----------    -----------

          Risk free interest rate                   6.5%           6.4%
          Expected dividend yield                   -              -
          Expected lives                            5 years        5 years
          Expected volatility                       -              60%

     Options were assumed to be exercised over the five-year expected life for the purpose of this valuation. Adjustments are made for options forfeited prior to vesting. The total value of options granted was computed as the following approximate amounts, which would be amortized on the straight-line basis over the vesting period of the options:

          Year ended December 31, 1996             $     705
          Year ended December 31, 1997                 1,175

     If the Company had accounted for stock options issued to employees in accordance with SFAS 123, the Company's net loss attributable to common stock and pro forma net loss per share would have been reported as follows:

     Net loss attributable to common stock:

                                         1996                1997
                                   -----------        -----------

          As reported              $   (2,018)        $   (4,153)
          Pro forma                    (2,133)            (4,523)

     Pro forma net loss per common and common equivalent share:

                                                   1996              1997
                                           ------------      ------------

          As reported - basic              $     (1.18)      $     (1.17)
          Pro forma - basic                      (1.25)            (1.28)
          As reported - diluted                  (1.18)            (1.17)
          Pro forma - diluted                    (1.25)            (1.28)

     The effects of applying SFAS 123 for providing pro forma disclosures for 1996 and 1997 are not likely to be representative of the effects on reported net loss and net loss per common equivalent share for future years, because options vest over several years and additional awards generally are made each year.

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

               (in thousands, except share and per share amounts)

     The following summary presents the options granted and outstanding under the Plan and Former Plans as of December 31, 1997:

                                                     Number of shares                              Weighted
                                             ------------------------------                         average
                                                   Employee    Non-employee           Total  Exercise price
                                             --------------  --------------  --------------  --------------
Outstanding, December 31, 1995                      215,000          67,750         282,750  $         5.47
    Granted                                         192,112          38,705         230,817            3.43
    Exercised                                        (2,000)              -          (2,000)              -
    Canceled                                        (96,549)         (5,833)       (102,382)           8.19
                                             --------------   -------------  --------------  --------------

Outstanding, December 31, 1996                      308,563         100,622         409,185            3.66
    Granted                                         746,306           1,200         747,506            3.03
    Exercised                                      (353,918)              -        (353,918)            .71
    Canceled                                       (142,100)         (1,200)       (143,300)           4.78
                                             --------------   -------------   -------------  --------------

Outstanding, December 31, 1997                      558,851         100,622         659,473  $         4.85
                                             ==============   =============   =============  ==============

     The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options granted under the Plan and Former Plans at December 31, 1997:

                                                               Weighted average
                                  Number of options                 contractual
               Exercise    --------------------------------              life
                  price       Outstanding       Exercisable           remaining
         --------------    --------------    --------------    ----------------
         $          .20            15,250            15,250          7.57 years
                    .45            84,118            19,195          8.90
                    .67            15,355                 -          9.63
                   4.13            45,500                 -          6.76
                   5.00           305,250            48,170          8.45
                   5.50            81,000            81,000          5.83
                   8.02            68,000             1,000          9.64
                  10.00            45,000            27,672          7.35
         --------------    --------------    --------------    ----------------
         $         4.85           659,473           192,287          8.02
         ==============    ==============    ==============    ================

     As of December 31, 1997, there are 354,538 shares available for future grants under the Plan.

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements, Continued

               (in thousands, except share and per share amounts)

(10) Transactions with and Receivables from Related DPs

     The Company currently derives a portion of its management fees from three DPs with which it is related through common ownership of certain shareholders.

     The Company provides management support services to these related DPs under management agreements with forty-year terms. In 1996 and 1997, the Company earned management fees based on specified percentages of net dental practice patient revenues as defined in the agreements. Such percentages ranged from 51% to 53% and were negotiated with the DPs and have been developed and revised as necessary based on the Company's services and operating needs. Subsequent to December 31, 1997, the Company and the DPs have entered into new management services agreements (see note 14).

     Affiliate receivables consist primarily of amounts owed to the Company by the unconsolidated DPs to reimburse the Company for payment of the unconsolidated DPs payroll and other direct costs, net of amounts due to the unconsolidated DPs related to the asset acquisitions and the unconsolidated DPs share of revenues. The Company also transacts various other business with the related DPs, including short-term operating advances.


(11) Income Taxes

     Income tax benefit consists of the following:

                                                         1996
                                     ------------------------------------------
                                          Current       Deferred          Total
                                     ------------   ------------   ------------
          U.S. Federal               $       (175)          (420)          (595)
          State and local                      (6)           (54)           (60)
                                     ------------   ------------   ------------
                                     $       (181)          (474)          (655)
                                     ============   ============   ============


                                                         1996
                                     ------------------------------------------
                                          Current       Deferred          Total
                                     ------------   ------------   ------------
          U.S. Federal               $       (123)  $         34   $        (89)
          State and local                       8              -              8
                                     ------------   ------------   ------------
                                     $       (115)  $         34   $        (81)
                                     ============   ============   ============

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

               (in thousands, except share and per share amounts)

     The effective tax rate differed from the U.S. statutory Federal rate due to the following:

                                                                                        1996           1997
                                                                                 -----------    -----------
Statutory federal rate                                                           $     (796)    $    (1,111)
Increase (reduction) in income taxes resulting from:
    State income taxes, net of federal income tax benefit                               (90)              3
    Amortization of nondeductible goodwill and other nondeductible items                163              80
    Valuation allowance for deferred tax assets allocated to income tax
      expense                                                                            75             691
    Prior year reconciliation                                                             -             189
    Other                                                                                (7)             67
                                                                                 -----------    -----------

Effective tax rate                                                               $     (655)    $       (81)
                                                                                 ==========     ===========

     Deferred tax assets (liabilities) are comprised of the following components:

                                                                                       1996           1997
                                                                                -----------    -----------
Deferred tax assets:
    Net operating loss carryforward                                             $       647    $       645
    Accrued payroll/bonus related                                                         -             85
    Allowance for doubtful accounts                                                     618          1,663
    Compensated absences, principally due to accrual for financial reporting
      purposes                                                                          114            146
    Intangible assets, principally due to differences in amortization and
      capitalized cost                                                                    -            164
    Other                                                                                12             38
                                                                                -----------      ---------

           Total gross deferred tax assets                                            1,391          2,741

Less valuation allowance                                                                (75)          (766)
                                                                                -----------      ---------

           Deferred tax assets, net of valuation allowance                            1,316          1,975
                                                                                -----------      ---------

Deferred tax liabilities:
    Accounts receivable                                                                (759)        (1,410)
    Plant and equipment, principally due to differences in depreciation and
      capitalized cost                                                                 (444)          (525)
    Intangible assets, principally due to accrual for financial reporting
      purposes                                                                          (11)             -
    Cash versus accrual reporting for tax purposes                                      (68)           (38)
    Other                                                                                 -             (2)
                                                                                -----------      ---------

           Deferred tax liabilities                                                  (1,282)        (1,975)
                                                                                -----------      ---------

           Net deferred tax asset                                               $        34      $       -
                                                                                ===========      =========

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

               (in thousands, except share and per share amounts)

(12) Malpractice Insurance

     The dental group's dentists are insured with respect to dentistry malpractice risks on a claims-made basis. There are known claims and incidents that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted arising from services provided to patients. Management is not aware of any claims against the Company or its affiliated groups which might have a material impact on the Company's financial position or results of operations.


(13) Commitments and Contingencies

     Lease Commitments

     The Company has primarily entered into operating leases of commercial property. Commercial properties under operating leases mostly include space required to perform dental services and space for administrative facilities. Lease expense, including month-to-month rentals, for the years ended December 31, 1996 and 1997 was $1,432 and $3,012, respectively.

     The future minimum lease payments under capital leases and noncancelable operating leases with remaining terms of one or more years consist of the following at December 31, 1997:

                                                     Capital       Operating
                                                ------------    ------------
          1998                                  $        465    $      3,246
          1999                                           312           3,169
          2000                                           232           2,838
          2001                                           103           2,506
          2002                                            36           2,029
          Thereafter                                       -           8,284
                                                ------------    ------------

              Total minimum lease obligation           1,148    $     22,072
                                                                ============
          Less portion attributable to interest         199
                                                -----------

              Obligations under capital leases          949

          Less current portion                          368
                                                -----------

                                                $       581
                                                ===========

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

               (in thousands, except share and per share amounts)

     Litigation

     The Company is subject to various claims and legal actions which arise in the ordinary course of business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.


(14) Subsequent Events

     On January 7, 1998, the Company amended its $10 million credit facility (the "Credit Facility") to provide for a maximum credit line of $25 million, which may be increased at the option of the Company to $30 million following completion of an equity offering by the Company in which the Company receives at least $20 million in net cash proceeds. The Company intends to use the Credit Facility for working capital requirements, to purchase non-professional dental practice assets of additional dental practices that the Company may seek to affiliate with, and to purchase operating assets for existing affiliated dental practices. The Credit Facility provides that the aggregate amount borrowed under the Credit Facility for working capital purposes and letter of credit obligations may not exceed $4 million, and that remaining amounts available under the Credit Facility may be used by the Company for permitted acquisitions and capital expenditures. The revolving feature of the Credit Facility expires on September 30, 1999, at which time it will convert into a three year term loan to be repaid in 12 equal quarterly installments. Principal amounts owed under the Credit Facility bear interest, at the Company's option and dependent upon the Company's leverage ratio, of (i) up to 1.0% over prime or (ii) up to 3.25% above LIBOR. The Credit Facility requires the Company to pay an unused commitment fee based upon a range from .375 - .50% of the amount by which the bank commitment under the Credit Facility exceeds the aggregate amount of all loans then outstanding. The Credit Facility contains several covenants including (i) restrictions on the ability of the Company to incur indebtedness and repurchase, or pay dividends with respect to, its capital stock; and (ii) requirements relating to maintenance of a specific net worth and specified ratios of current assets to current liabilities, debt to cash flow and EBITDAR (earnings before interest expense, taxes, depreciation, amortization and operating lease rental expense) to fixed charges. In addition, the Credit Facility requires the Company to notify the lenders prior to making any acquisition and to obtain the consent of the lenders prior to making (i) certain acquisitions with purchase price exceeding $3 million, (ii) all acquisitions with purchase prices exceeding $5 million and (iii) capital expenditures exceeding $5 million in any fiscal year. The Credit Facility also requires the Company to convert to a holding company that owns no assets other than the stock of its operating subsidiaries on or before May 31, 1998. If the Company does not attain holding company status on or before May 31, 1998, the interest rate applicable to amounts borrowed under the Credit Facility will be increased by 0.5% and if holding company status is not obtained on or before July 31, 1998 an event of default will exist under the terms of the Credit Facility. The Company's obligations under the Credit Facility are guaranteed by each of the subsidiaries of the Company. The obligations of the Company under the Credit Facility and the subsidiaries under the guarantees are secured by a security interest in the equipment, fixtures, inventory, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles of each of such entities.

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

               (in thousands, except share and per share amounts)

     The Company and its related Washington and Oregon DPs entered into asset purchase and management service agreements (collectively, the Agreements) on January 1, 1998. The new management service agreements meet the criteria for consolidation of the DP accounts with the Company for financial reporting purposes as outlined in EITF 97-2.

     Under the terms of the Agreements, the Company acquired all of the fixed assets and assumed certain liabilities of the DPs. In exchange, the Company paid consideration of $1,674, which was offset by the Company's $1,674 receivable from the DPs. In addition, the Company issued options to purchase 110,000 shares of Company common stock at an exercise price of $8.38 per share, subject to a five-year vesting schedule and will pay $575 in cash over 18 equal monthly installments. Also, the Company may pay possible minimal future consideration in cash or options to be determined upon the achievement of certain financial results, as defined in the Agreements.

     In 1998 the Company completed the acquisitions of two DPs located in northern California and western Oregon, representing ten clinical office locations. The purchase price for these affiliations totalled $8,410 and included cash and 43,077 shares of common stock. These affiliations will be accounted for using the purchase method of accounting.

     On February 28, 1998 the Company signed a definitive agreement to acquire Managed Dental Care of Oregon, Inc. (MDC). MDC is a dental care organization that contracts with the state of Oregon to provide care under the Oregon Health Plan. MDC in turn contracts with dental care providers to provide dental care to Oregon Health Plan participants. The cash purchase price is $950 and the acquisition is subject to Oregon state regulatory approval. The acquisition is expected to close during 1998 and will be accounted for using the purchase method of accounting.

     During September 1997, the Company entered into definitive agreements to acquire Dedicated Dental Systems, Inc. (DDS) and the assets of certain related practices. The acquisition includes 15 dental offices located in and around Bakersfield, CA. On February 28, 1998 the definitive agreements were amended and now provide for a purchase price of $16,431 in cash and 705,101 shares of common stock valued at $5,769 plus potential future amounts based on performance. The acquisition of DDS is expected to close during 1998 and is subject to California state regulatory approval. The acquisition will be accounted for using the purchase method of accounting.

     During March 1998, the Company entered into an agreement to lease office space for a period of sixty months commencing May 1998 at a monthly base rent of $15.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 14, 1997, the Company dismissed Price Waterhouse LLP as it principal accountants and engaged KPMG Peat Marwick LLP as its new principal accountants. The decision to change accounting firms was approved by the Company's Board of Directors. There were no adverse opinions, disclaimers of opinion or qualifications as to uncertainty, audit scope or accounting principles in the reports of Price Waterhouse LLP on the Company's financial statements for the two most recent years preceding their dismissal. Through the date of the change in accountants, there were no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of such accountants, would have caused them to make reference to the subject matter of the disagreements in connection with their reports.

Prior to the merger, KPMG Peat Marwick LLP served as principal accountants to GMS. Other than in connection with the merger, before engaging KPMG Peat Marwick LLP as its new independent accountants, the Company did not previously consult with them regarding matters related to the application of accounting principles or type of audit opinion that might be rendered on the Company's financial statements.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Information with respect to directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed no later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

The following table sets forth certain information with respect to the executive officers of the Company.

Name                            Age   Position
-----------------------------   ---   ------------------------------------------

Michael T. Fiore.............    43   Co-Chairman of the Board, Chief Executive
                                      Officer and President

Dany Y. Tse, DMD.............    47   Co-Chairman of the Board and President of
                                      Clinical Services Council

Grant M. Sadler..............    51   Vice Chairman of the Board

L. Theodore Van Eerden.......    42   Executive Vice President, Chief
                                      Development Officer and Director

Norman R. Huffaker...........    51   Chief Financial Officer

Michael T. Fiore. Mr. Fiore has served as Co-Chairman of the Board, Chief Executive Officer and President of the Company since November 1997. Before joining the Company in November 1997, Mr. Fiore was the Chief Executive Officer, President and a director of GMS from April 1997 to October 1997. From 1986 to March 1996, Mr. Fiore served in various management positions at Salick Health Care, Inc., a provider of diagnostic and therapeutic services to patients with catastrophic illness, principally in the areas of cancer and kidney failure, including serving as a director, Executive Vice President and Chief Operating Officer, and as President of its principal subsidiary, Comprehensive Cancer Centers, Inc.

Dany Y. Tse, DMD. Dr. Tse has served as Co-Chairman of the Board and President of Clinical Services Council since November 1997. Dr. Tse served as Chairman of the Board since December 1996 and, as President and Chief Executive Officer of the Company from March 1996 until November 1997. He previously served as Chairman of the Board from inception in December 1992 to March 1996. Dr. Tse is a licensed dentist in Oregon and Washington.

Grant M. Sadler. Mr. Sadler has been Vice-Chairman of the Board since November 1997. Prior to joining the Company in November 1997, Mr. Sadler founded and served as the Chief Executive Officer, President and Secretary of GMS from its inception in October 1996 to April 1997, at which time he vacated those positions and assumed the position of Chairman of the Board and served in that capacity until November 1997. Prior to GMS, Mr. Sadler served as President of Group Management Services, Inc., a dental group consulting practice formed by Mr. Sadler in 1991.

L. Theodore Van Eerden. Mr. Van Eerden has served as Executive Vice President, Chief Development Officer and as a director since November 1997. He served as Chief Financial Officer from March 1996 until November 1997. Before joining the Company as Chief Financial Officer in March 1996, Mr. Van Eerden was Vice President--Administration for HOSTS Corporation, a Vancouver, Washington company that provides proprietary educational software products and instructional delivery systems to schools throughout the United States. From April 1993 to April 1994, Mr. Van Eerden was Director of Development for The ServiceMaster Company where he focused on mergers and acquisitions and new business development. Before that, Mr. Van Eerden was Vice President and Chief Financial Officer of Medical SafeTec, Inc., a manufacturer of medical waste destruction equipment. Prior to Medical SafeTec, Inc., Mr. Van Eerden served in various positions with ServiceMaster focusing on mergers and acquisitions.

Norman R. Huffaker. Mr. Huffaker has served as Chief Financial Officer of the Company since November 1997. Prior to joining the Company in November 1997, Mr. Huffaker served as Chief Financial Officer of GMS from December 1996 to November 1997. Mr. Huffaker previously served as Vice President of Finance for Community Dental Services, Inc. (SmileCare Dental Group), an Irvine, California based dental HMO and staff model practice company.

Item 10.  Executive Compensation

Information with respect to executive compensation will be included under "Executive Compensation" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Information with respect to security ownership of certain beneficial owners and management will be included under "Voting Securities and Principal Shareholders" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions with management will be included under "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.


                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

(a)      Exhibits

2.1 Agreement and Plan of Merger of Gentle Dental Service Corporation and GMS Dental Group, Inc. dated October 30, 1997, incorporated by reference to the Company's Report on Form 8-K, Accession No. 97-000678.

3.1 Restated Articles of Incorporation, incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 33-13529.

3.2 Bylaws, as amended, incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 33-13529.

4.1      Restated Articles of Incorporation (filed as Exhibit 3.1).

4.2      Bylaws, as amended (filed as Exhibit 3.2).

10.1     1993 Stock Incentive Plan.

10.2 Stock Acquisition Agreement dated as of June 21, 1996 between the Company and The ServiceMaster Company Limited Partnership, incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 33-13529.

10.3 Form of Warrant Subscription and Guarantor Agreement dated as of May 31, 1996 between the Company and various officers, directors, and shareholders of the Company, incorporated by reference to the Company's Registration Statement on From SB-2, Registration No. 33-13529.

10.4 Employment Agreement dated November 3, 1997, by and between Dany Y. Tse, DMD and the Company, incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.5 Employment Agreement dated November 3, 1997, by and between Michael T. Fiore and the Company, incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.6 Employment Agreement dated November 3, 1997, by and between L. Theodore Van Eerden and the Company incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.7 Employment Agreement dated August 31, 1996, by and between Grant M. Sadler and GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.8 Employment Agreement dated November 7, 1996, by and between Norman Huffaker and GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.9 1996 Stock Option Plan of GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.10 1996 Performance Stock Option Plan of GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No.
         98-000030.

10.11 Incentive Stock Option Agreement dated April 1, 1997, by and between Michael T. Fiore and GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.12 Stock Option Agreement dated April 1, 1997, by and between Michael T. Fiore and GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.13 Promissory Note dated April 1, 1997, executed by Michael T. Fiore in favor of GMS Dental Group, Inc.

10.14 Security Agreement dated April 1, 1997, by and between Michael T. Fiore and GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.15 Acknowledgement and Clarification of Repurchase Rights Agreement dated October 31, 1997, by and between Michael T. Fiore and GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.16 Founder Stock Purchase Agreement dated August 31, 1996, by and between Grant M. Sadler and GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.17 Promissory Note dated August 31, 1996, executed by Grant M. Sadler in favor of GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.18 Security Agreement dated August 31, 1996, by and between Grant M. Sadler and GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.19 Common Stock Escrow Agreement dated October 11, 1996, by and among Grant M. Sadler, Kenneth J. Davis and GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.20 Acknowledgement and Clarification of Repurchase Rights Agreement, dated October 31, 1997, by and among Grant M. Sadler, Kenneth J. Davis and GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No.
         98-000030.

10.21 Incentive Stock Option Agreement dated December 4, 1996, by and between Norman Huffaker and GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.22 Stock Option Agreement dated December 4, 1996, by and between Norman Huffaker and GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.23 Acknowledgement and Clarification of Repurchase Rights Agreement dated October 31, 1996, by and between Norman R. Huffaker and GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.24 Dental Group Management Agreement dated October 11, 1996, by and between Alan M. Slutsky, DMD, a Professional Corporation, and Slutsky Dental Corporation., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No.
         98-000030.

+10.25 Dental Group Management Agreement dated October 11, 1996, by and between GMS Dental Group Management of Hawaii, Inc. and Dental Care Centers of Hawaii, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No.
         98-000030.

+10.26 Dental Group Management Agreement dated October 11, 1996, by and between Henry J. Lerian, Trustee of the Henry J. Lerian and Jeanette P. Lerian Irrevocable Marital Trust U/D/T 03/23/94, Henry J. Lerian, Trustee of the Henry J. Lerian and Jeanette P. Lerian Revocable Survivor's Trust U/D/T 03/23/04, Henry J. Lerian, DDS and Lerian Dental Corporation, incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

+10.27 Dental Group Management Agreement dated June 30, 1997, by and between Warren M. Francis, Jr. D.D.S., Inc. and Francis Dental Corporation., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

+10.28 Dental Group Management Agreement dated June 30, 1997, by and between Warren M. Francis, Jr. D.D.S., Inc. and Burrell Dental Corporation., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

+10.29 Dental Group Management Agreement dated June 30, 1997, by and between Warren M. Francis, Jr. D.D.S., Inc. and Ashrafi Dental Corporation., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

+10.30 Dental Group Management Agreement dated October 11, 1996, by and between GMS Dental Group Management of Hawaii, Inc. and Hualalai Dental Services, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

+10.31 Dental Group Management Agreement dated February 24, 1997, by and between Naismith Dental Corporation and Yep Dental Corporation., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.32 Dental Group Management Agreement dated October 11, 1996, by and between GMS Dental Group Management, Inc. and Idaho Dental Group, P.A., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.33 Dental Group Management Agreement dated July 24, 1997, by and between GMS Dental Group Management, Inc. and Fremont Dental Group., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.34 Dental Group Management Agreement dated July 24, 1997, by and between GMS Dental Group Management, Inc. and Mark Armstrong, D.D.S. d/b/a Concord Dental Care., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No.
         98-000030.

10.35 Dental Group Management Agreement dated October 31, 1997, by and between GMS Dental Group Management, Inc. and Charles Murillo, D.D.S. d/b/a Community Dental Group., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.36 Dental Group Management Agreement dated July 24, 1997, by and between GMS Dental Group Management, Inc. and Sam Samudio, D.D.S. d/b/a Pleasanton Dental Care., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No.
         98-000030.

10.37 Dental Group Management Agreement dated October 31, 1997, by and between Premier Dental Care, Inc. and SJL, P.A., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

+10.38 Dental Group Management Agreement dated February 24, 1997, by and between Naismith Dental Corporation and Burns Dental Corporation., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.39 Credit Agreement dated October 10, 1996, as amended, by and among GMS Dental Group Management, Inc., GMS California Acquisition Company, GMS Hawaii Acquisition Company and Imperial Bank., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

+10.40 Support Services Agreement dated March 31, 1997, between the Company and Arena Dental Corporation., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.41 Promissory Note dated July 24, 1997, executed by GMS Dental Group Management in favor of Fremont Dental Group., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.42 Guaranty dated July 24, 1997, by GMS Dental Group, Inc. in favor of Fremont Dental Group., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.43 Merger Agreement, dated as of September 21, 1997, between the Company, Gentle Dental Merger Corporation, a wholly-owned subsidiary of the Company, Dedicated Dental Systems, Inc., a California corporation, Arthur G. Kaiser, D.D.S. and Robert J. Newman, incorporated by reference to Company's Report on Form 10-QSB, Accession No. 97-000656.

10.44 Asset Purchase Agreement, dated as of September 21, 1997, between the Company, California Dental Practice Management Company, a California general partnership, Arthur G. Kaiser, D.D.S., Robert J. Newman and Mark Thomas, D.D.S., incorporated by reference to the Company's Report on Form 10-QSB, Accession No. 97-000656.

10.45 Asset Purchase Agreement, dated as of September 21, 1997, between the Company, California Dental Practice Management Company, a California general partnership, Arthur G. Kaiser, D.D.S., Robert J. Newman and Clarence Au, D.D.S., incorporated by reference to the Company's Report on form 10-QSB, Accession No. 97-000656.

10.46 Asset Purchase Agreement, dated as of September 21, 1997, between the Company and Arthur G. Kaiser, D.D.S., incorporated by reference to the Company's Report on Form 10-QSB, Accession No. 97-000656.

10.47 Dental Group Management Agreement dated as of January 1, 1998 between the Company and Tse, Saiget, Watanabe & McClure, Inc., P.S.

10.48 Dental Group Management Agreement dated as of January 1, 1998, between the Company and Gentle Dental of Oregon, P.C.

10.49 Dental Group Management Agreement dated as of January 1, 1998 between the Company and Dany Tse, P.C.

10.50 Asset Purchase Agreement dated February 28, 1998 by and between the Company and Affordable Dental Care, Inc., an Oregon corporation, incorporated by reference to the Company's Report on Form 8-K, filed on March 16, 1998, Accession No. 98-000196.

10.51 Stock Purchase Agreement dated February 28, 1998 between and among the Company, Managed Dental Care of Oregon, Inc., an Oregon corporation, and Gerald M. Bieze, D.D.S, incorporated by reference to the Company's Report on Form 8-K, filed on March 16, 1998, Accession No. 98-000196.

10.52 Dental Group Management Agreement by and between the Company and Affordable Dental Care, P.C., an Oregon corporation.

10.53 Amendment dated February 28, 1998, to that certain Merger Agreement, dated September 21, 1997, between and among the Company, Gentle Dental Merger Corporation, a California corporation, Dedicated Dental Systems, Inc., a California corporation, Arthur G. Kaiser and Robert J. Newman.

10.54 Amendment dated February 28, 1998, to that certain Asset Purchase Agreement, dated September 21, 1997, between and among the Company, California Dental Practice Management Company, a California general partnership, Arthur G. Kaiser, D.D.S., Robert J. Newman and Mark Thomas, D. D. S.

10.55 Amendment dated February 28, 1998, to that certain Asset Purchase Agreement, dated September 21, 1997, between and among the Company, California Dental Practice Management Company, a California general partnership, Arthur G. Kaiser, D.D.S., Robert J.. Newman and Clarence Au, D.D.S.

10.56 Amendment dated February 28, 1998, to that certain Asset Purchase Agreement, dated September 21, 1997, by and between the Company and Arthur G. Kaiser, D.D.S.

10.57 Amended and Restated Credit Agreement, dated as of January 7, 1998, between and among the Company, Imperial Bank and certain other credit parties.

21.1     Subsidiaries of the Company.

23.1     Independent Auditors' Consent of KPMG Peat Marwick LLP.

23.2     Independent Auditors' Consent of Price Waterhouse LLP.

27.1     Financial Data Schedule.
-----------------

+ Confidential Treatment Requested as indicated in the exhibit list to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998.

(b)  Reports on Form 8-K

On November 19, 1997, the Company filed a Current Report on Form 8-K to report under Item 2 the merger of GMS Dental Group, Inc. with and into the Company on November 4, 1997. On November 21, 1997, the Company filed a Current Report on Form 8-K to report under Item 4 a change in the Company's principal accountants that occurred on November 14, 1997. No financial statements were included in either report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1998.

                                  GENTLE DENTAL SERVICE CORPORATION

                                  By: MICHAEL T. FIORE
                                      -------------------------------------
                                      Michael T. Fiore
                                      President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998.

Signature                                       Title
---------                                       -----

Principal Executive Officer:

MICHAEL T. FIORE                       President, Chief Executive
----------------------------------     Officer, and Director
Michael T. Fiore


Principal Financial and
Accounting Officer:

NORMAN R. HUFFAKER                     Chief Financial Officer
----------------------------------
Norman R. Huffaker


Directors:

GERALD R. AARON                        Director
----------------------------------
Gerald R. Aaron


STEVEN R. BULL                         Director
----------------------------------
Steven R. Bull, DDS


ROBERT FINZI                           Director
----------------------------------
Robert Finzi


KENNETH D. HOOTEN                      Director
----------------------------------
Kenneth D. Hooten


PAUL H. KECKLEY                        Director
----------------------------------
Paul H. Keckley


KATHLEEN D. LA PORTE                   Director
----------------------------------
Kathleen D. La Porte


WAYNE POSEY                            Director
----------------------------------
Wayne Posey


GRANT SADLER                           Director
----------------------------------
Grant Sadler


DANY Y. TSE                            Director
----------------------------------
Dany Y. Tse, DMD


L. THEODORE VAN EERDEN                 Director
----------------------------------
L. Theodore Van Eerden


CRAIG W. WONG                          Director
----------------------------------
Craig W. Wong, DMD

                                  EXHIBIT INDEX


Exhibit
Number   Document Description
------   --------------------


2.1 Agreement and Plan of Merger of Gentle Dental Service Corporation and GMS Dental Group, Inc. dated October 30, 1997, incorporated by reference to the Company's Report on Form 8-K, Accession No. 97-000678.

3.1 Restated Articles of Incorporation, incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 33-13529.

3.2 Bylaws, as amended, incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 33-13529.

4.1      Restated Articles of Incorporation (filed as Exhibit 3.1).

4.2      Bylaws, as amended (filed as Exhibit 3.2).

10.1     1993 Stock Incentive Plan.

10.2 Stock Acquisition Agreement dated as of June 21, 1996 between the Company and The ServiceMaster Company Limited Partnership, incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 33-13529.

10.3 Form of Warrant Subscription and Guarantor Agreement dated as of May 31, 1996 between the Company and various officers, directors, and shareholders of the Company, incorporated by reference to the Company's Registration Statement on From SB-2, Registration No. 33-13529.

10.4 Employment Agreement dated November 3, 1997, by and between Dany Y. Tse, DMD and the Company, incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.5 Employment Agreement dated November 3, 1997, by and between Michael T. Fiore and the Company, incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.6 Employment Agreement dated November 3, 1997, by and between L. Theodore Van Eerden and the Company incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.7 Employment Agreement dated August 31, 1996, by and between Grant M. Sadler and GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.8 Employment Agreement dated November 7, 1996, by and between Norman Huffaker and GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.9 1996 Stock Option Plan of GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.10 1996 Performance Stock Option Plan of GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.11 Incentive Stock Option Agreement dated April 1, 1997, by and between Michael T. Fiore and GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.12 Stock Option Agreement dated April 1, 1997, by and between Michael T. Fiore and GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.13 Promissory Note dated April 1, 1997, executed by Michael T. Fiore in favor of GMS Dental Group, Inc.

10.14 Security Agreement dated April 1, 1997, by and between Michael T. Fiore and GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.15 Acknowledgement and Clarification of Repurchase Rights Agreement dated October 31, 1997, by and between Michael T. Fiore and GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.16 Founder Stock Purchase Agreement dated August 31, 1996, by and between Grant M. Sadler and GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.17 Promissory Note dated August 31, 1996, executed by Grant M. Sadler in favor of GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.18 Security Agreement dated August 31, 1996, by and between Grant M. Sadler and GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.19 Common Stock Escrow Agreement dated October 11, 1996, by and among Grant M. Sadler, Kenneth J. Davis and GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.20 Acknowledgement and Clarification of Repurchase Rights Agreement, dated October 31, 1997, by and among Grant M. Sadler, Kenneth J. Davis and GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.21 Incentive Stock Option Agreement dated December 4, 1996, by and between Norman Huffaker and GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.22 Stock Option Agreement dated December 4, 1996, by and between Norman Huffaker and GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.23 Acknowledgement and Clarification of Repurchase Rights Agreement dated October 31, 1996, by and between Norman R. Huffaker and GMS Dental Group, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.24 Dental Group Management Agreement dated October 11, 1996, by and between Alan M. Slutsky, DMD, a Professional Corporation, and Slutsky Dental Corporation., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

+10.25 Dental Group Management Agreement dated October 11, 1996, by and between GMS Dental Group Management of Hawaii, Inc. and Dental Care Centers of Hawaii, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

+10.26 Dental Group Management Agreement dated October 11, 1996, by and between Henry J. Lerian, Trustee of the Henry J. Lerian and Jeanette P. Lerian Irrevocable Marital Trust U/D/T 03/23/94, Henry J. Lerian, Trustee of the Henry J. Lerian and Jeanette P. Lerian Revocable Survivor's Trust U/D/T 03/23/04, Henry J. Lerian, DDS and Lerian Dental Corporation, incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

+10.27 Dental Group Management Agreement dated June 30, 1997, by and between Warren M. Francis, Jr. D.D.S., Inc. and Francis Dental Corporation., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

+10.28 Dental Group Management Agreement dated June 30, 1997, by and between Warren M. Francis, Jr. D.D.S., Inc. and Burrell Dental Corporation., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

+10.29 Dental Group Management Agreement dated June 30, 1997, by and between Warren M. Francis, Jr. D.D.S., Inc. and Ashrafi Dental Corporation., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

+10.30 Dental Group Management Agreement dated October 11, 1996, by and between GMS Dental Group Management of Hawaii, Inc. and Hualalai Dental Services, Inc., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

+10.31 Dental Group Management Agreement dated February 24, 1997, by and between Naismith Dental Corporation and Yep Dental Corporation., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.32 Dental Group Management Agreement dated October 11, 1996, by and between GMS Dental Group Management, Inc. and Idaho Dental Group, P.A., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.33 Dental Group Management Agreement dated July 24, 1997, by and between GMS Dental Group Management, Inc. and Fremont Dental Group., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.34 Dental Group Management Agreement dated July 24, 1997, by and between GMS Dental Group Management, Inc. and Mark Armstrong, D.D.S. d/b/a Concord Dental Care., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.35 Dental Group Management Agreement dated October 31, 1997, by and between GMS Dental Group Management, Inc. and Charles Murillo, D.D.S. d/b/a Community Dental Group., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.36 Dental Group Management Agreement dated July 24, 1997, by and between GMS Dental Group Management, Inc. and Sam Samudio, D.D.S. d/b/a Pleasanton Dental Care., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.37 Dental Group Management Agreement dated October 31, 1997, by and between Premier Dental Care, Inc. and SJL, P.A., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

+10.38 Dental Group Management Agreement dated February 24, 1997, by and between Naismith Dental Corporation and Burns Dental Corporation., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.39 Credit Agreement dated October 10, 1996, as amended, by and among GMS Dental Group Management, Inc., GMS California Acquisition Company, GMS Hawaii Acquisition Company and Imperial Bank., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

+10.40 Support Services Agreement dated March 31, 1997, between the Company and Arena Dental Corporation., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.41 Promissory Note dated July 24, 1997, executed by GMS Dental Group Management in favor of Fremont Dental Group., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.42 Guaranty dated July 24, 1997, by GMS Dental Group, Inc. in favor of Fremont Dental Group., incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998, Accession No. 98-000030.

10.43 Merger Agreement, dated as of September 21, 1997, between the Company, Gentle Dental Merger Corporation, a wholly-owned subsidiary of the Company, Dedicated Dental Systems, Inc., a California corporation, Arthur G. Kaiser, D.D.S. and Robert J. Newman, incorporated by reference to Company's Report on Form 10-QSB, Accession No. 97-000656.

10.44 Asset Purchase Agreement, dated as of September 21, 1997, between the Company, California Dental Practice Management Company, a California general partnership, Arthur G. Kaiser, D.D.S., Robert J. Newman and Mark Thomas, D.D.S., incorporated by reference to the Company's Report on Form 10-QSB, Accession No. 97-000656.

10.45 Asset Purchase Agreement, dated as of September 21, 1997, between the Company, California Dental Practice Management Company, a California general partnership, Arthur G. Kaiser, D.D.S., Robert J. Newman and Clarence Au, D.D.S., incorporated by reference to the Company's Report on form 10-QSB, Accession No. 97-000656.

10.46 Asset Purchase Agreement, dated as of September 21, 1997, between the Company and Arthur G. Kaiser, D.D.S., incorporated by reference to the Company's Report on Form 10-QSB, Accession No. 97-000656.

10.47 Dental Group Management Agreement dated as of January 1, 1998 between the Company and Tse, Saiget, Watanabe & McClure, Inc., P.S.

10.48 Dental Group Management Agreement dated as of January 1, 1998, between the Company and Gentle Dental of Oregon, P.C.

10.49 Dental Group Management Agreement dated as of January 1, 1998 between the Company and Dany Tse, P.C.

10.50 Asset Purchase Agreement dated February 28, 1998 by and between the Company and Affordable Dental Care, Inc., an Oregon corporation, incorporated by reference to the Company's Report on Form 8-K, filed on March 16, 1998, Accession No. 98-000196.

10.51 Stock Purchase Agreement dated February 28, 1998 between and among the Company, Managed Dental Care of Oregon, Inc., an Oregon corporation, and Gerald M. Bieze, D.D.S., incorporated by reference to the Company's Report on Form 8-K, filed on March 16, 1998, Accession No. 98-000196.

10.52 Dental Group Management Agreement by and between the Company and Affordable Dental Care, P.C., an Oregon corporation.

10.53 Amendment dated February 28, 1998, to that certain Merger Agreement, dated September 21, 1997, between and among the Company, Gentle Dental Merger Corporation, a California corporation, Dedicated Dental Systems, Inc., a California corporation, Arthur G. Kaiser and Robert J. Newman.

10.54 Amendment dated February 28, 1998, to that certain Asset Purchase Agreement, dated September 21, 1997, between and among the Company, California Dental Practice Management Company, a California general partnership, Arthur G. Kaiser, D.D.S., Robert J. Newman and Mark Thomas, D. D. S.

10.55 Amendment dated February 28, 1998, to that certain Asset Purchase Agreement, dated September 21, 1997, between and among the Company, California Dental Practice Management Company, a California general partnership, Arthur G. Kaiser, D.D.S., Robert J.. Newman and Clarence Au, D.D.S.

10.56 Amendment dated February 28, 1998, to that certain Asset Purchase Agreement, dated September 21, 1997, by and between the Company and Arthur G. Kaiser, D.D.S.

10.57 Amended and Restated Credit Agreement, dated as of January 7, 1998, between and among the Company, Imperial Bank and certain other credit parties

21.1     Subsidiaries of the Company.

23.1     Independent Auditors' Consent of KPMG Peat Marwick LLP.

23.2     Independent Auditors' Consent of Price Waterhouse LLP.

27.1     Financial Data Schedule.

-----------------

+ Confidential Treatment Requested as indicated in the exhibit list to the Company's Registration Statement on Form SB-2, Registration No. 333-44037, filed on January 9, 1998.