Form 10QSB
period 1998-03-31
GENTLE DENTAL SERVICE CORP
filed 1998-05-15
CIK 898807

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1998
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number:   000-23673
                        --------------------------------------------------------

                       GENTLE DENTAL SERVICE CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Washington                                91-1577891
-------------------------------------     --------------------------------------
   (State or other jurisdiction                    (I.R.S. Employer
 of incorporation or organization)                Identification No.)

            222 No. Sepulveda Blvd., Suite 740, El Segundo, CA 90245
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number    (310) 765-2400
                          ------------------------------------------------------

           22800 Savi Ranch Parkway, Suite 206, Yorba Linda, CA 92887
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 14, 1998, 7,808,978 shares of the issuer's Common Stock were outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (Unaudited, in thousands, except share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                                   December 31,         March 31,
                                    Assets                                                1997              1998
                                                                                --------------    --------------
Current assets:
    Cash and cash equivalents                                                   $          302    $           70
    Accounts receivable, net                                                             6,331             6,995
    Receivables from affiliates                                                          1,731               157
    Supplies                                                                             1,109             1,411
    Prepaid and other current assets                                                     1,726             2,381
                                                                                --------------    --------------
           Total current assets                                                         11,199            11,014
                                                                                --------------    --------------

Property and equipment, net                                                             10,084            12,195
Intangible assets, net                                                                  22,843            33,885
Other assets                                                                               282               338
                                                                                --------------    --------------

           Total assets                                                         $       44,408    $       57,432
                                                                                ==============    ==============

                    Liabilities, Redeemable Common Stock and
                              Shareholders' Equity

Current liabilities:
    Accounts payable                                                            $        2,452    $        1,768
    Accrued payroll and payroll related costs                                            2,084             3,376
    Other current liabilities                                                            3,174             3,499
    Current portion of long-term debt and capital lease obligations                        651               678
                                                                                --------------    --------------
           Total current liabilities                                                     8,361             9,321
                                                                                --------------    --------------

Long-term liabilities:
    Obligations under capital leases, net of current portion                               581               511
    Long-term debt, net of current portion                                              13,842            24,530
    Other long-term liabilities                                                            115               118
                                                                                --------------    --------------
           Total long-term liabilities                                                  14,538            25,159
                                                                                --------------    --------------
           Total liabilities                                                            22,899            34,480
                                                                                --------------    --------------

Redeemable common stock, no par value, 183,686 shares issued and outstanding
    in 1997 and 1998, respectively                                                       2,130             2,137
                                                                                --------------    --------------

Shareholders' equity:
    Preferred stock, 30,000,000 shares authorized, no shares issued and                      -                 -
      outstanding
    Common stock, no par value, 50,000,000 shares authorized, 7,530,781 and
      7,590,241 shares issued and outstanding in 1997 and 1998, respectively            21,784            22,325
     Additional paid-in capital                                                          3,165             4,255
    Shareholder notes receivable                                                          (304)             (308)
    Accumulated deficit                                                                 (5,266)           (5,457)
                                                                                --------------    --------------
           Total shareholders' equity                                                   19,379            20,815
                                                                                ==============    ==============
           Total liabilities, redeemable common stock
              and shareholders' equity                                          $       44,408    $       57,432
                                                                                ==============    ==============

See accompanying notes to consolidated financial statements.

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

               (Unaudited, in thousands, except per share amounts)


----------------------------------------------------------------------------------------------------------------

                                                                                  Three Months Ended March 31,
                                                                                          1997              1998
                                                                                --------------    --------------
Dental practice net patient service revenue                                     $        4,953    $       17,859
Net management fees                                                                      2,945               484
                                                                                --------------    --------------

           Net revenues                                                                  7,898            18,343

Cost and expenses:
    Clinical salaries and benefits                                                       2,361             8,214
    Practice nonclinical salaries and benefits                                           1,516             2,831
    Dental supplies and lab expenses                                                     1,205             2,084
    Practice occupancy expenses                                                            660             1,084
    Practice selling, general and administrative expenses                                  851             1,868
    Corporate selling, general and administrative expenses                               1,231             1,407
    Depreciation and amortization                                                          396               725
                                                                                --------------    --------------

           Operating income (loss)                                                        (322)              130
                                                                                --------------    --------------

Nonoperating income (expense):
    Interest expense, net                                                                 (122)             (423)
    Other expense, net                                                                      (8)              (18)
                                                                                --------------    --------------

           Nonoperating expense, net                                                      (130)             (441)
                                                                                --------------    --------------

           Loss before income taxes                                                       (452)             (311)

Income tax benefit                                                                           -              (125)
                                                                                --------------    --------------

           Net loss                                                                       (452)             (186)

Dividends on redeemable convertible preferred stock - Series B                            (270)                -
Accretion of redeemable common stock                                                       (10)               (7)
                                                                                --------------    --------------

           Net loss attributable to common stock                                $         (732)   $         (193)
                                                                                ==============    ==============

Loss per share attributable to common stock - basic and diluted                 $         (.24)   $         (.02)
                                                                                ==============    ==============


See accompanying notes to consolidated financial statements.

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                            (Unaudited, in thousands)


----------------------------------------------------------------------------------------------------------------

                                                                                  Three Months Ended March 31,
                                                                                          1997              1998
                                                                                --------------    --------------
Cash flows from operating activities:
    Net loss                                                                    $         (452)   $         (186)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                                      396               725
        Loss on disposal of assets                                                           5                 -
        Loss on investment in joint venture                                                 18                 4
        Stock options granted to nonemployees                                               14                14
        Interest accrued on shareholder notes receivables                                   (4)               (4)
        Deferred income taxes                                                                -              (125)
    Change in assets and liabilities, net of the
      effect of acquisitions:
        Accounts receivable, net                                                           283               173
        Receivables from affiliates                                                        (77)             (145)
        Income taxes receivable                                                              -               105
        Supplies                                                                           (19)             (154)
        Prepaid expenses and other current assets                                         (198)             (575)
        Other assets                                                                       (33)              (42)
        Accounts payable                                                                  (830)           (1,097)
        Accrued payroll and payroll related costs                                          221              (488)
        Other liabilities                                                                   21               (37)
                                                                                --------------    --------------

                Net cash used in operating activities                                     (655)           (1,832)
                                                                                --------------    --------------

Cash flows from investing activities:
    Purchase of property and equipment                                                    (595)             (757)
    Cash paid for acquisitions, including other direct
      costs, net of cash acquired                                                       (2,026)           (7,899)
                                                                                --------------    --------------

                Net cash used in investing activities                                   (2,621)           (8,656)
                                                                                --------------    --------------

Cash flows from financing activities:
    Net payments on short-term borrowings                                               (2,097)                -
    Proceeds from issuance of long-term debt                                                 -            10,400
    Payments on long-term debt and obligations under capital leases                     (2,399)             (183)
    Payments of deferred financing costs                                                     -               (13)
    Proceeds from issuance of common and preferred stock                                 7,500                28
    Common and preferred stock issuance costs                                             (765)               (1)
    Exercise of stock options                                                                -                25
                                                                                --------------    --------------

           Net cash provided by financing activities                                     2,239            10,256
                                                                                --------------    --------------

           Decrease in cash and cash equivalents                                        (1,037)             (232)

Cash and cash equivalents, beginning of period                                           2,220               302
                                                                                --------------    --------------

Cash and cash equivalents, end of period                                        $        1,183    $           70
                                                                                ==============    ==============


See accompanying notes to consolidated financial statements.

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          (Unaudited, in thousands, except per share and share amounts)


(1)  Organization

Gentle Dental Service Corporation ("GDS" or the "Company"), incorporated on December 14, 1992, is a Washington corporation headquartered in Yorba Linda, California. The Company is one of the largest providers of dental practice management services to multi-specialty dental practices in the United States. Following the previously announced Dedicated Dental Affiliation and including affiliations completed through May 14, 1998, the Company will provide management services to dental practices at 70 dental offices with 260 dentists, including 65 specialists, and 653 operatories in selected markets in California, Washington, Oregon, Idaho and Hawaii.

As part of a multi-specialty dental care delivery network, the Company provides management services to dental practices (the "Affiliated Dental Practices" or "DPs") under long-term management service agreements. Under the terms of the management service agreements, the Company, among other things, bills and collects patient receivables and provides all administrative support services to the DPs. The dentists employed through the Company's network of Affiliated Dental Practices provide comprehensive general dentistry services and offer specialty dental services, which include orthodontics, periodontics, endodontics, pedodontics, prosthodontics, oral surgery and oral pathology. The Company's practice management services facilitate the delivery of convenient, high quality, comprehensive and affordable dental care to patients in a comfortable environment. The Company seeks to build geographically dense dental practice networks in selected markets through a combination of affiliating with existing dental practices and selectively developing de novo offices.

On February 13, 1997, the Company completed its initial public offering of 1,500,000 shares of no par value common stock (the "Offering"). The price per share in the Offering was $5.00, resulting in gross offering proceeds of $7,500. The Company received net proceeds of approximately $6,125 net of underwriters' discount and offering expenses.


(2)  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

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

Corporate practice of medicine laws in the states in which the Company currently operates prohibit the Company from owning dental practices. In response to these laws the Company has executed management services agreements ("MSAs") with various DPs. Based upon the terms of MSAs with certain of the DPs, the Company has met the criteria for consolidation of those DPs with the Company. In these circumstances, all the accounts of the DPs are included in the accompanying consolidated financial statements. Accordingly, the consolidated statements of operations include the net patient revenues and related expenses of the DPs.

In addition to the MSAs discussed above, the Company has entered into MSAs with certain DPs where the Company has not met the criteria for consolidation of the DPs activities. In these circumstances, the Company does not consolidate the accounts of the DPs. Accordingly, the consolidated statements of operations exclude the net patient revenues and expenses of these DPs. Rather, the statements of operations include only the Company's net management fees revenue generated from those MSAs and the Company's expenses associated with those MSAs.

Effective January 1, 1998, the Company entered into new MSAs with the Oregon and Washington DPs, thereby meeting the criteria for consolidation of these DPs' financial statements with the Company. As a result of the new MSAs entered into with the Oregon and Washington DPs, as of January 1, 1998 all of the DPs within the Gentle Dental Network except one are accounted for under the consolidation method of accounting as outlined in EITF 97-2. Prior to January 1, 1998, the Oregon and Washington DPs were not consolidated. The remaining DP that has not met the criteria for consolidation has annualized net patient revenues of approximately $3,500.

The Company has a 50% investment in Celebration Dental Services L.L.C., a Florida limited liability company, which is accounted for on the equity basis of accounting and included in other expense, net.

Interim Reporting

The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to insure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997. The results for the three months ended March 31, 1998 are not necessarily indicative of the results of operations for the entire year.

Net Revenues

Revenues consist primarily of DP net patient service revenue (net patient revenue) and Company net management fees. Net patient revenue represents the consolidated revenue of the DPs reported at the estimated net realizable amounts from patients, third party payors and others for services rendered, net of contractual adjustments. Net management fees represent amounts charged under MSAs to the unconsolidated DPs on an agreed-upon percentage of the DPs net patient service revenue, net of provisions for contractual adjustments and doubtful accounts.

Net Loss Per Share

Net loss per share is computed based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the periods. Common stock equivalents consist of the number of shares issuable upon exercise of the outstanding common stock warrants and common stock options (using the treasury stock method). Common stock equivalents have been excluded from the computation of loss per share as their effect is anti-dilutive. The weighted average common shares utilized for the three months ended March 31, 1997 and 1998 were 3,066,474 and 7,754,936, respectively.

Reclassifications

Certain reclassifications have been made to the 1997 financial statements to conform to the presentations as of March 31, 1998. Such reclassifications had no effect on the Company's previously reported results of operations or financial position.


(3)   Dental Practice Acquisitions

The Company and its related Washington and Oregon DPs entered into asset purchase and management service agreements (collectively, the Agreements) on January 1, 1998. The new management service agreements meet the criteria for consolidation of the DP accounts with the Company for financial reporting purposes as outlined in EITF 97-2.

Under the terms of the Agreements, the Company acquired all of the fixed assets and assumed certain liabilities of the DPs. In exchange, the Company paid consideration of $1,674 in addition to the assumption of certain liabilities, which was offset by the Company's $1,674 receivable from the DPs. In addition, the Company will pay $575 in cash over 18 equal monthly installments and may pay future consideration, determined upon the achievement of certain financial results, as defined in the Agreements.

During the three months ended March 31, 1998, the Company acquired substantially all of the assets of 10 dental office locations, including cash, accounts receivable, supplies and fixed assets. The total price for the fair value of the assets acquired, including intangible assets was $8,829. Approximately $7,435 of the purchase price has been allocated to intangible assets. The total purchase consideration included $7,899 in cash, $490 in common stock (51,418 shares) and $440 in liabilities assumed. Also, the Company may pay future consideration in cash to be determined upon the achievement of certain financial results. The Company accrues for earn-out payments with respect to prior practice acquisitions when such amounts are probable and reasonably estimable. As of March 31, 1998, the Company has accrued $1.8 million for future earn-out payments, of which $1.4 million is included in additional paid-in capital for anticipated stock issuances while the remaining accrual for anticipated cash payments is included in other current liabilities.

The above asset purchases have been accounted for using the purchase method of accounting. The excess of the total purchase price over the fair value of the net tangible and identifiable intangible assets acquired representing the estimated future value of the management services agreements are being amortized over the lesser of the term of the related management service agreements or 25 years using the straight-line method. The results of operations for these practices have been included in the consolidated financial statements of the Company from the dates of their acquisitions.

The following unaudited pro forma information presents the condensed consolidated results of operations for the three months ended March 31, 1997 and 1998 as if certain affiliations completed during the three months ended March 31, 1998 had occurred as of January 1, 1997. The pro forma results have been prepared for comparative purposes and include only those affiliations for which a Form 8-K was filed. These pro forma results are not necessarily indicative of what the actual results of operations would have been had the practices been affiliated as of that date, nor does it purport to represent future operations of the Company:

                                                           1997            1998
                                                      ---------       ---------

Pro forma:
    DP net patient service revenue                    $   7,335       $  19,215
    Net management fees                                   2,945             484
    Net income (loss)                                      (321)            (11)

    Net income (loss) per share attributed
      to common stock                                 $    (.10)      $    (.00)
                                                      =========       =========


(4)  Shareholders' Equity

As of January 1, 1997, GDS had only common stock outstanding and GMS had two classes of stock outstanding: common stock and preferred stock. GMS preferred stock outstanding consisted of convertible preferred stock - Series A, redeemable convertible preferred stock - Series B and convertible preferred stock - Series C. The redeemable convertible preferred stock - Series B, including dividends and the convertible preferred stock - Series A and C, were converted into 7,603,677 shares (3,384,302 shares of GDS common stock) of GMS common stock on November 4, 1997 prior to the GMS merger. Upon closing of the merger between GMS and the Company, all 10,218,578 outstanding GMS common shares were converted into 4,548,161 shares of the Company's common stock.


(5)  Subsequent Events

On April 1, 1998, the Company completed the acquisition of one DP located in southern California, representing one clinical office location. The purchase price for this affiliation totaled $744 and included cash and 28,535 shares of common stock valued at $246,000. This affiliation will be accounted for using the purchase method of accounting.

On May 12, 1998, the Company entered into definitive agreements to privately place $30 million of convertible subordinated notes (the "Subordinated Notes"). The Subordinated Notes bear interest at an annual rate of 7.0% and mature in May 2006. The Company intends to use the proceeds for working capital requirements, to fund the purchase of dental practices assets and to repay all outstanding amounts due under the Company's current credit facility. Under the terms of the definitive agreements, the Subordinated Notes will convert into common stock of the Company at a conversion price of $9.21. The holders of the Subordinated Notes may convert such notes to common stock at any time subject to compliance with certain terms of the definitive agreements. During the first year of the agreement, the Company can mandate the conversion of the Subordinated Notes to common stock when the average of the bid and ask price of the Company's stock for 20 of the last 30 trading days is 175% of the Company's common stock market price of $8.98, which was the market price at the date the definitive agreements were signed, increasing to 187.5% in year two, and 200% thereafter.

In addition, pursuant to the definitive agreements and concurrent with the placement of the Subordinated Notes, the Company agreed to privately place 1.6 million shares of convertible preferred stock in exchange for $15 million with the same investors who are purchasing the Subordinated Notes. The number of shares was determined using the same conversion price of the Subordinated Notes. The preferred stock is convertible to common stock on a one-for-one basis. Funding under the definitive agreements and issuance of the Subordinated Notes and preferred stock is subject to certain closing conditions.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Overview

Gentle Dental Service Corporation is one of the largest providers of dental practice management services to multi-specialty dental practices in the United States. Following the previously announced Dedicated Dental Affiliation and including affiliations completed through May 14, 1998, the Company will provide management services to dental practices at 70 dental offices with 260 dentists, including 65 specialists, and 653 operatories in selected markets in California, Washington, Oregon, Idaho and Hawaii.

As part of a multi-specialty dental care delivery network, the Company provides management services to dental practices (the "Affiliated Dental Practices" or "DPs") under long-term management service agreements. Under the terms of the management service agreements, the Company, among other things, bills and collects patient receivables and provides all administrative support services to the DPs. The dentists employed through the Company's network of Affiliated Dental Practices provide comprehensive general dentistry services and offer specialty dental services, which include orthodontics, periodontics, endodontics, pedodontics, prosthodontics, oral surgery and oral pathology. The Company's practice management services facilitate the delivery of convenient, high quality, comprehensive and affordable dental care to patients in a comfortable environment. The Company seeks to build geographically dense dental practice networks in selected markets through a combination of affiliating with existing dental practices and selectively developing de novo offices.

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included elsewhere in this Report. The following discussion contains forward-looking statements. The Company's results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from the Company's recent results or those projected in the forward-looking statements include, without limitation, the Company's ability to complete affiliations necessary for its expansion plans, to integrate dental practices and to attract and retain a sufficient number of qualified dental care professionals, the availability of financing to fund the Company's growth and operations, the enforceability of the provisions of the Company's Management Agreements and the legality of its business and relationships with Affiliated Dental Practices.

Results of Operations

The Company reports dental practice net patient revenue and associated clinical salaries and benefits in those instances where the Company meets certain specific consolidation requirements established by the Emerging Issues Task Force ("EITF"), an advisory committee of the Financial Accounting Standards Board. In those instances where the specific requirements are not met, the Company reports net management fees revenue, and does not record any associated clinical salaries and benefits expense. Through December 31, 1997, the Oregon and Washington DPs (representing a significant portion of overall net patient revenues) were not included within the Company's consolidated financial statements, as the criteria for their consolidation were not met. Following the new MSAs entered into on January 1, 1998 with the Oregon and Washington DPs, all of the DPs affiliated with the Company except one are accounted for under the consolidation method of accounting as outlined in EITF 97-2. The remaining DP that has not met the criteria for consolidation has annualized patient revenues of approximately $3.5 million. This DP's operations were acquired effective April 1, 1997.

To provide a more meaningful comparison, the following discussion generally compares expenses to the total of dental practice net patient service revenue of consolidated and unconsolidated Affiliated Dental Practices.

Three Months Ended March 31, 1997 Statement of Operations Compared to Three Months Ended March 31, 1998 Statement of Operations

Dental Practice Net Patient Service Revenue. If all the affiliated dental practices were accounted for on the consolidated basis for financial reporting purposes, total dental practice net patient revenue reported would have been $10.7 million for the three months ended March 31, 1997 and $18.8 million for the three months ended March 31, 1998, representing a 75.1% increase. This growth in patient level revenues is directly attributed to nine affiliations completed during the year ended December 31, 1997 and two affiliations completed during the three months ended March 31, 1998, representing twenty-five clinical locations.

Clinical Salaries and Benefits. Clinical salaries and benefits costs include all patient service provider staff compensation and related payroll costs at the consolidated DPs, including dentists, hygienists and dental assistants. If all the DPs were accounted for on the consolidated basis for financial reporting purposes, clinical salaries and benefits would have been $5.2 million for the three months ended March 31, 1997 and $8.7 million for the three months ended March 31, 1998. Practice clinical salaries and benefits as a percentage of dental practice net patient revenue for the three months ended March 31, 1997 and 1998 were 48.7% and 46.1%, respectively. This decrease as a percentage of revenues is the result of the new MSAs entered into with the Oregon and Washington DPs as of January 1, 1998. Also, the addition of Affiliated Dental Practices with the Company during the year ended December 31, 1997 and the three months ended March 31, 1998 contributed to the overall percentage decrease.

Practice Nonclinical Salaries and Benefits. Practice nonclinical salaries and benefits costs include all staff compensation and related payroll costs at the dental facilities other than dentists, hygienists and dental assistants. Total nonclinical salary costs increased 86.8% from $1.5 million for the three months ended March 31, 1997 to $2.8 million for the three months ended March 31, 1998. This increase was primarily attributable to the addition of costs from affiliations completed during the year ended December 31, 1997 and the three months ended March 31, 1998. If all Company revenue had been reported at the dental practice net patient revenue level, practice nonclinical salaries and benefits as a percentage of total revenue for the three months ended March 31, 1997 and 1998 would have been 14.1% and 15.1%, respectively.

Dental Supplies and Lab Costs. Total dental supplies and lab costs increased 73.0% from $1.2 million for the three months ended March 31, 1997 to $2.1 million for the three months ended March 31, 1998. The addition of Affiliated Dental Practices with the Company in 1997 and 1998 contributed to the increase. If all Company revenue had been recorded at the dental group net patient service revenue level, dental supplies and lab costs as a percentage of total revenue for the three months ended March 31, 1997 and 1998 would have been 11.2% and 11.1%, respectively.

Practice Occupancy. Practice occupancy expenses increased 64.3% from $660,000 for the three months ended March 31, 1997 to $1.1 million for the three months ended March 31, 1998. This increase in occupancy expenses is primarily attributable to the addition of costs from affiliations completed during the year ended December 31, 1997 and the three months ended March 31, 1998. If all Company revenue had been recorded at the dental practice net patient service revenue level, practice occupancy cost as a percentage of total revenue for the three months ended March 31, 1997 and 1998 would have been 6.1% and 5.8%, respectively.

Practice Selling, General and Administrative Expenses. These costs include general office, advertising, professional services (excluding dentistry), travel and entertainment, local taxes, insurance, and other miscellaneous costs at the clinical office level. Practice selling, general and administrative expenses increased 120% from $851,000 for the three months ended March 31, 1997 to $1.8 million for the three months ended March 31, 1998. If all Company revenue had been recorded at the dental group net patient service revenue level, practice selling, general and administrative expenses as a percentage of total revenue for the three months ended March 31, 1997 and 1998 would have been 10.7% and 10.3%, respectively. The expense mix of Affiliated Dental Practices affiliating with the Company in 1997 and 1998 contributed to the slight decrease in this percentage.

Corporate Selling, General and Administrative Expenses. Total corporate selling, general and administrative expenses increased 14.3% from $1.2 million for the three months ended March 31, 1997 to $1.5 million for the three months ended March 31, 1998. If all Company revenue had been recorded at the dental practice net patient service revenue level, corporate selling, general and administrative expenses as a percentage of total revenue for the three months ended March 31, 1997 and 1998 would have been 11.5% and 7.5%, respectively.

Depreciation and Amortization. Total depreciation and amortization expense for the three months ended March 31, 1997 and 1998 was $396,000 and $725,000, respectively. The increase was primarily due to the addition of Affiliated Dental Practices with the Company in 1997 and 1998.

Interest Expense. Total interest expense increased 247% from $122,000 for the three months ended March 31, 1997 to $423,000 for the three months ended March 31, 1998. This increase in interest expense was due to additional debt incurred to complete certain dental practice affiliations in 1997 and 1998.

Provision (Benefit) for Income Taxes. For the three months ended March 31, 1997 the Company recognized no tax benefit resulting from its taxable loss as the probable utilization of any loss carryforwards was uncertain. For the three months ended March 31, 1998, the Company recognized a tax benefit resulting from its taxable loss. Based upon recent results of operations, management believes that the Company will be able to fully utilize its tax loss carryforwards. The effective tax rate for the tax benefit was lower than the statutory rate due to the Company's use of a tax-free merger structure for certain dental practice affiliations. This occurred because the amortization of certain intangible assets reduced earnings but was not deductible for tax purposes.

Liquidity and Capital Resources

At March 31, 1998, the Company's cash and cash equivalents were $70,000 and working capital was $1.7 million. Net cash used in operations was $655,000 and $1.9 million for the three-month periods ending March 31, 1997 and 1998, respectively. Net cash used in investing activities, principally dental practice affiliations, was $2.6 million and $8.6 million for the three-month periods ending March 31, 1997 and 1998, respectively. Net cash provided from financing activities was $2.2 million and $10.3 million for the three-month periods ending December 31, 1997 and 1998, respectively.

On January 1, 1998, the Company and its Washington and Oregon Affiliated Dental Practices entered into asset purchase and management service agreements (collectively, the "Agreements"). Under the terms of the agreements, the Company acquired all of the fixed assets and assumed certain liabilities of these Affiliated Dental Practices. In exchange, the Company paid consideration of $1.7 million in addition to the assumption of certain liabilities, which was offset by the Company's $1.7 million receivable from these Affiliated Dental Practices. In addition, the Company will pay $575,000 in cash over 18 monthly installments. The new management services agreements meet the criteria for consolidation of the Affiliated Dental Practice accounts with the Company for financial reporting purposes.

Through April 1, 1998, the Company has completed three affiliations in which the Company purchased the assets of three dental practices representing eleven clinical locations for $8.3 million in cash, 79,953 shares of Common Stock, liabilities assumed of $440,000, and additional future consideration based upon financial performance targets.

On February 28, 1998, the Company entered into an agreement to purchase the assets of a dental care organization for $950,000 in cash. The affiliation is subject to Oregon State regulatory approval. The affiliation is expected to close in 1998 and will be accounted for using the purchase method of accounting.

On September 21, 1997, the Company entered into an agreement to acquire Dedicated Dental and to affiliate with certain related dental practices. On February 28, 1998, the Company and the other parties to the Dedicated Dental Affiliation amended the respective agreements to (i) reduce the aggregate stock consideration to be given by the Company from $12,429,000 to $5,769,000; (ii) increase the aggregate cash consideration from $9,771,000 to $16,431,000 (reduced by any outstanding indebtedness of Dedicated Dental at closing); (iii) add cash earn-out consideration in connection with the acquisition of the stock of Dedicated Dental to the cash earn-out consideration provided in two of the asset purchase agreements, in each case at a presently undeterminable amount to be determined based upon future earnings before interest expense, income taxes, depreciation and amortization of Dedicated Dental or the related dental practices, as applicable; and (iv) to eliminate certain registration rights. The aggregate cash and stock consideration to be paid by the Company at the closing of the Dedicated Dental Affiliation was not changed by such amendments and continues to be $22,200,000. The closing of the Dedicated Dental Affiliation is subject to satisfaction of certain conditions, including receipt of the approval of the Department of Corporations, a California state agency. There can be no assurance that these conditions will be satisfied or that the Dedicated Dental Affiliation will be completed. The new agreement has also changed the transaction from a non-taxable to taxable structure, thereby allowing the Company to deduct the amortization of goodwill for income tax purposes.

In connection with certain completed affiliation transactions, the Company has agreed to pay to the sellers possible future consideration in the form of cash and stock. The amount of future consideration payable by the Company under earn-outs is generally computed based upon financial performance of the Affiliated Dental Practices during certain specified periods. The Company accrues for earn-out payments with respect to prior practice acquisitions when such amounts are probable and reasonably estimable. As of March 31, 1998, the Company has accrued $1.8 million for future earn-out payments, of which $1.4 million is included in additional paid-in capital for anticipated stock issuances while the remaining accrual for anticipated cash payments is included in other current liabilities. Based upon current operating results for those acquisitions with earn-out provisions, the Company estimates the total earn-out to be paid, including amounts already accrued, is between $12 and $14 million over the next five years, of which up to $10 million is expected to be paid in cash.

A total of 254,901 outstanding shares of common stock issued at a price of $.45 and 339,246 outstanding shares of Common Stock issued at a price of $.225 per share are subject to, under certain events, repurchase by the Company at cost. One half of these shares are currently subject to repurchase as a result of the Company's failure to achieve certain specified performance targets during 1997 and are expected to be repurchased during 1998.

The Company's credit facility ("Credit Facility") provides for a maximum credit line of $25 million, which will be increased to $30 million following completion of an equity offering by the Company in which the Company receives at least $20 million in net cash proceeds. The Company intends to use the Credit Facility for working capital requirements, to purchase non-professional dental practice assets of additional dental practices that the Company may seek to affiliate with, and to purchase operating assets for existing Affiliated Dental Practices. The Credit Facility provides that aggregate amounts borrowed under the Credit Facility for working capital purposes and letter of credit obligations may not exceed $4 million, and that remaining amounts available under the Credit Facility may be used by the Company for permitted acquisitions and capital expenditures. The revolving feature of the Credit Facility expires on September 30, 1999, at which time it will convert into a three year term loan to be repaid in 12 equal quarterly installments. Principal amounts owed under the Credit Facility bear interest, at the Company's option and are dependent upon the Company's leverage ratio, of (i) up to 1.0% over prime or (ii) up to 3.25% above LIBOR. The Company is currently in negotiations to increase its senior Credit Facility to $45 million. There can be no assurance as to the credit terms and the amount that the Company will ultimately be able to secure.

On May 12, 1998, the Company entered into definitive agreements to privately place $30 million of convertible subordinated notes (the "Subordinated Notes"). The Subordinated Notes bear interest at an annual rate of 7.0% and mature in May 2006. The Company intends to use the proceeds for working capital requirements, to fund the purchase of dental practices assets and to repay all outstanding amounts due under the Company's current credit facility. Under the terms of the definitive agreements, the Subordinated Notes will convert into common stock of the Company at a conversion price of $9.21. The holders of the Subordinated Notes may convert such notes to common stock at any time subject to compliance with certain terms of the definitive agreements. During the first year of the agreement, the Company can mandate the conversion of the Subordinated Notes to common stock when the average of the bid and ask price of the Company's stock for 20 of the last 30 trading days is 175% of the Company's common stock market price of $8.98, which was the market price at the date the definitive agreements were signed, increasing to 187.5% in year two, and 200% thereafter.

In addition, pursuant to the definitive agreements and concurrent with the placement of the Subordinated Notes, the Company agreed to privately place 1.6 million shares of convertible preferred stock in exchange for $15 million with the same investors who are purchasing the Subordinated Notes. The number of shares was determined using the same conversion price of the Subordinated Notes. The preferred stock is convertible to common stock on a one-for-one basis. Funding under the definitive agreements and issuance of the Subordinated Notes and preferred stock is subject to certain closing conditions.

The Company believes that proceeds from the expected expansion of the existing Credit Facility, the agreement to place convertible debt and preferred stock, and cash flow from operations, if any, will be sufficient to fund its operations for the near future. The Company also believes that such funds will be sufficient to complete the pending Dedicated Dental Affiliation, a number of other future practice affiliations, and any possible future consideration from existing affiliations. However, to execute its long term business strategy, the Company will require substantial additional funding through additional long-term or short-term borrowing arrangements or through the public or private issuance of additional debt or equity securities to acquire new practices and to expand and maintain existing affiliated practices. There can be no assurance that any such financing will be available to the Company or will be available on terms acceptable to the Company.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds


On January 23, 1998, the Company issued 51,418 shares of Common Stock as part of the purchase price for the acquisition of assets of a dental practice. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder because the purchaser was an accredited investor within the meaning of Rule 501.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         27    Financial Data Schedule

(b)      Reports on Form 8-K.

         On January 20, 1998, the Company filed a Current Report on Form 8-K/A Amendment No. 1 to amend its previously filed Form 8-K relating to the merger of GMS Dental Group, Inc. with and into the Company on November 4, 1997. The amendment includes or incorporates by reference under Item 7 the financial statements of GMS Dental Group, Inc. as of and for the periods ended September 30, 1997 and December 31, 1996, and proforma financial information as of September 30, 1997 and for the periods ended September 30, 1997 and December 31, 1996.

         On March 16, 1998, the Company filed a Current Report on Form 8-K to report under Item 2 the acquisition on February 28, 1998 of substantially all of the assets of Affordable Dental Care, Inc. No financial statements were included in the report.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GENTLE DENTAL SERVICE CORPORATION
                                       ---------------------------------
                                                 (Registrant)


Date:  May 15, 1998                    By: NORMAN R. HUFFAKER
     ------------------------              -------------------------------------
                                           Norman R. Huffaker
                                           Chief Financial Officer