Form 10KSB/A
period 1997-12-31
GENTLE DENTAL SERVICE CORP
filed 1998-05-29
CIK 898807

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A

             Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1997

                        Commission file number 000-23673
                                               ---------

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   [X]    No   [_]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [X]

Issuer's revenues for its most recent fiscal year:  $43,403,000

Aggregate market value of Common Stock held by nonaffiliates of the registrant at February 28, 1998: $39,500,000. For purposes of this calculation, officers and directors are considered affiliates.

Number of shares of Common Stock outstanding at February 28, 1998: 7,769,925.

                               TABLE OF CONTENTS


PART IV..............................................................   1

   Item 13.  Exhibits and Reports on Form 8-K........................   1

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

 3.1 Restated Articles of Incorporation, incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 33-13529.

 3.2 Bylaws, as amended, incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 33-13529.

 4.1   Restated Articles of Incorporation (filed as Exhibit 3.1).

 4.2   Bylaws, as amended (filed as Exhibit 3.2).

10.1 1993 Stock Incentive Plan, incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on March 31, 1998, Accession No. 98-000274.

10.2 Stock Acquisition Agreement dated as of June 21, 1996 between the Company and The ServiceMaster Company Limited Partnership, incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 33-13529.

10.3 Form of Warrant Subscription and Guarantor Agreement dated as of May 31, 1996 between the Company and various officers, directors, and shareholders of the Company, incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 33-13529.

10.4 Employment Agreement dated November 3, 1997, by and between Dany Y. Tse, DMD and the Company.

10.5 Employment Agreement dated November 3, 1997, by and between Michael T. Fiore and the Company.

10.6 Employment Agreement dated November 3, 1997, by and between L. Theodore Van Eerden and the Company.

10.7 Employment Agreement dated August 31, 1996, by and between Grant M. Sadler and GMS Dental Group, Inc.

10.8 Employment Agreement dated November 7, 1996, by and between Norman Huffaker and GMS Dental Group, Inc.

10.9   1996 Stock Option Plan of GMS Dental Group, Inc.

10.10  1996 Performance Stock Option Plan of GMS Dental Group, Inc.

10.11 Incentive Stock Option Agreement dated April 1, 1997, by and between Michael T. Fiore and GMS Dental Group, Inc.

10.12 Stock Option Agreement dated April 1, 1997, by and between Michael T. Fiore and GMS Dental Group, Inc.

10.13 Promissory Note dated April 1, 1997, executed by Michael T. Fiore in favor of GMS Dental Group, Inc., incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on March 31, 1998, Accession No. 98-000274.

10.14 Security Agreement dated April 1, 1997, by and between Michael T. Fiore and GMS Dental Group, Inc.

10.15 Acknowledgement and Clarification of Repurchase Rights Agreement dated October 31, 1997, by and between Michael T. Fiore and GMS Dental Group, Inc.

10.16 Founder Stock Purchase Agreement dated August 31, 1996, by and between Grant M. Sadler and GMS Dental Group, Inc.

10.17 Promissory Note dated August 31, 1996, executed by Grant M. Sadler in favor of GMS Dental Group, Inc.

10.18 Security Agreement dated August 31, 1996, by and between Grant M. Sadler and GMS Dental Group, Inc.

10.19   Common Stock Escrow Agreement dated October 11, 1996, by and among Grant
        M. Sadler, Kenneth J. Davis and GMS Dental Group, Inc.

10.20 Acknowledgement and Clarification of Repurchase Rights Agreement, dated October 31, 1997, by and among Grant M. Sadler, Kenneth J. Davis and GMS Dental Group, Inc.

10.21 Incentive Stock Option Agreement dated December 4, 1996, by and between Norman Huffaker and GMS Dental Group, Inc.

10.22 Stock Option Agreement dated December 4, 1996, by and between Norman Huffaker and GMS Dental Group, Inc.

10.23 Acknowledgement and Clarification of Repurchase Rights Agreement dated October 31, 1996, by and between Norman R. Huffaker and GMS Dental Group, Inc.

+10.24 Dental Group Management Agreement dated October 11, 1996, by and between Alan M. Slutsky, DMD, a Professional Corporation, and Slutsky Dental Corporation.

+10.25 Dental Group Management Agreement dated October 11, 1996, by and between GMS Dental Group Management of Hawaii, Inc. and Dental Care Centers of Hawaii, Inc.

+10.26 Dental Group Management Agreement dated October 11, 1996, by and between Henry J. Lerian, Trustee of the Henry J. Lerian and Jeanette P. Lerian Irrevocable Marital Trust U/D/T 03/23/94, Henry J. Lerian, Trustee of the Henry J. Lerian and Jeanette P. Lerian Revocable Survivor's Trust U/D/T 03/23/04, Henry J. Lerian, DDS and Lerian Dental Corporation.

+10.27 Dental Group Management Agreement dated June 30, 1997, by and between Warren M. Francis, Jr. D.D.S., Inc. and Francis Dental Corporation.

+10.28 Dental Group Management Agreement dated June 30, 1997, by and between Warren M. Francis, Jr. D.D.S., Inc. and Burrell Dental Corporation.

+10.29 Dental Group Management Agreement dated June 30, 1997, by and between Warren M. Francis, Jr. D.D.S., Inc. and Ashrafi Dental Corporation.

+10.30 Dental Group Management Agreement dated October 11, 1996, by and between GMS Dental Group Management of Hawaii, Inc. and Hualalai Dental Services, Inc.

+10.31 Dental Group Management Agreement dated February 24, 1997, by and between Naismith Dental Corporation and Yep Dental Corporation.

10.32 Dental Group Management Agreement dated October 11, 1996, by and between GMS Dental Group Management, Inc. and Idaho Dental Group, P.A.

10.33 Dental Group Management Agreement dated July 24, 1997, by and between GMS Dental Group Management, Inc. and Fremont Dental Group.

10.34 Dental Group Management Agreement dated July 24, 1997, by and between GMS Dental Group Management, Inc. and Mark Armstrong, D.D.S. d/b/a Concord Dental Care.

10.35 Dental Group Management Agreement dated October 31, 1997, by and between GMS Dental Group Management, Inc. and Charles Murillo, D.D.S. d/b/a Community Dental Group.

10.36 Dental Group Management Agreement dated July 24, 1997, by and between GMS Dental Group Management, Inc. and Sam Samudio, D.D.S. d/b/a Pleasanton Dental Care.

10.37 Dental Group Management Agreement dated October 31, 1997, by and between Premier Dental Care, Inc. and SJL, P.A.

+10.38 Dental Group Management Agreement dated February 24, 1997, by and between Naismith Dental Corporation and Burns Dental Corporation.

10.39 Credit Agreement dated October 10, 1996, as amended, by and among GMS Dental Group Management, Inc., GMS California Acquisition Company, GMS Hawaii Acquisition Company and Imperial Bank.

+10.40 Support Services Agreement dated March 31, 1997, between the Company and Arena Dental Corporation.

10.41 Promissory Note dated July 24, 1997, executed by GMS Dental Group Management in favor of Fremont Dental Group.

10.42 Guaranty dated July 24, 1997, by GMS Dental Group, Inc. in favor of Fremont Dental Group.

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

10.47 Dental Group Management Agreement dated as of January 1, 1998 between the Company and Tse, Saiget, Watanabe & McClure, Inc., P.S., incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on March 31, 1998, Accession No. 98-000274.

10.48 Dental Group Management Agreement dated as of January 1, 1998, between the Company and Gentle Dental of Oregon, P.C., incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on March 31, 1998, Accession No. 98-000274.

10.49 Dental Group Management Agreement dated as of January 1, 1998 between the Company and Dany Tse, P.C., incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on March 31, 1998, Accession No. 98-000274.

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

10.52 Dental Group Management Agreement by and between the Company and Affordable Dental Care, P.C., an Oregon corporation, incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on March 31, 1998, Accession No. 98-000274.

10.53 Amendment dated February 28, 1998, to that certain Merger Agreement, dated September 21, 1997, between and among the Company, Gentle Dental Merger Corporation, a California corporation, Dedicated Dental Systems, Inc., a California corporation, Arthur G. Kaiser and Robert J. Newman, incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on March 31, 1998, Accession No. 98-000274.

10.54 Amendment dated February 28, 1998, to that certain Asset Purchase Agreement, dated September 21, 1997, between and among the Company, California Dental Practice Management Company, a California general partnership, Arthur G. Kaiser, D.D.S., Robert J. Newman and Mark Thomas, D.D.S., incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on March 31, 1998, Accession No. 98-000274.

10.55 Amendment dated February 28, 1998, to that certain Asset Purchase Agreement, dated September 21, 1997, between and among the Company, California Dental Practice Management Company, a California general partnership, Arthur G. Kaiser, D.D.S., Robert J.. Newman and Clarence Au, D.D.S., incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on March 31, 1998, Accession No. 98-000274.

10.56 Amendment dated February 28, 1998, to that certain Asset Purchase Agreement, dated September 21, 1997, by and between the Company and Arthur G. Kaiser, D.D.S., incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on March 31, 1998, Accession No. 98-000274.

10.57 Amended and Restated Credit Agreement, dated as of January 7, 1998, between and among the Company, Imperial Bank and certain other credit parties, incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on March 31, 1998, Accession No. 98-000274.

21.1    Subsidiaries of the Company.

23.1 Independent Auditors' Consent of KPMG Peat Marwick LLP, incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on March 31, 1998, Accession No. 98-000274.

23.2 Independent Auditors' Consent of Price Waterhouse LLP, incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on March 31, 1998, Accession No. 98-000274.

27.1 Financial Data Schedule, incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on March 31, 1998, Accession No. 98-000274.
_________________

+    Confidential Treatment Requested as to certain portions of this exhibit.
The portions of this exhibit for which confidential treatment is sought have been filed separately with the Securities and Exchange Commission.

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 28, 1998.

                                       GENTLE DENTAL SERVICE CORPORATION

                                       By: MICHAEL T. FIORE
                                           -------------------------------------
                                           Michael T. Fiore
                                           President and Chief Executive Officer