Form 10KSB/A
period 1997-12-31
GENTLE DENTAL SERVICE CORP
filed 1998-08-03
CIK 898807

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A

                                AMENDMENT NO. 2

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                      1934
                  For the fiscal year ended December 31, 1997

                        Commission file number 000-23673
                                               ---------

                       GENTLE DENTAL SERVICE CORPORATION
       (Exact name of small business issuer as specified in its charter)



          Washington                         91-1577891
          ----------                         ------------
(State or other jurisdiction of              (IRS Employer
incorporation or organization)               Identification No.)

222 North Sepulvada Boulevard, Suite 740, El Segundo, California      90245
----------------------------------------------------------------    ----------
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number: (310) 765-2400

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

                      Documents Incorporated by Reference
                      -----------------------------------

                                                 Part of Form 10-KSB into
  Document                                          which incorporated
  --------                                        ----------------------

  Proxy Statement for 1998 Annual
  Meeting of Shareholders                             Part III

Transitional Small Business Disclosure Format:  Yes [_]   No [X]

                                   PART II

Item 7. Financial Statements

        In accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"), Gentle Dental Service Corporation, a Washington corporation, is refiling its financial statements to restate: (i) the loss per share attributable to Common Stock - basic and diluted from $(1.17), as reported in the Form 10-KSB filed with the Commission on March 31, 1998 (the "Form 10-KSB"), to $(.91) per share, as reported in the Restated Financial Statements set forth below (the "Restated Financial Statements"); (ii) the weighted average common shares utilized for the year ended December 31, 1997 from 3,544,149 shares, as reported in the Form 10-KSB, to 4,559,140 shares, as reported in the Restated Financial Statements; (iii) the per share amount of restructuring plan charge recorded in the fourth quarter of 1997 from $.32 per share, as reported in the Form 10-KSB, to $.25 per share, as reported in the Restated Financial Statements; (iv) the pro forma net loss per common and common equivalent share, as reported - basic and diluted from $(1.17) per share, as reported in the Form 10-KSB, to $(.91) per share, as reported in the Restated Financial Statements; and (v) the pro forma net loss per common and common equivalent share, pro forma - basic and diluted from $(1.28) per share, as reported in the Form 10-KSB, to $(.99) per share, as reported in the Restated Financial Statements.


                    INDEX TO RESTATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
Independent Auditors' Report ........................................     3

Report of Independent Accountants ...................................     4

Consolidated Balance Sheets at December 31, 1996 and 1997 ...........     5

Consolidated Statements of Operations for the years ended
 December 31, 1996 and 1997 .........................................     7

Consolidated Statements of Shareholders' Equity for the years
 ended December 31, 1996 and 1997 ...................................     8

Consolidated Statements of Cash Flows for the years ended
 December 31, 1996 and 1997 .........................................    10

Notes to Consolidated Financial Statements ..........................    13

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Gentle Dental Service Corporation:

We have audited the accompanying consolidated balance sheet of Gentle Dental Service Corporation and subsidiaries as of December 31, 1997 and the related consolidated statements of operations and shareholders' equity and cash flows for the year ended December 31, 1997 (as restated, see note 15). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

We previously audited and reported on the consolidated balance sheet of GMS Dental Group, Inc. and subsidiaries as of December 31, 1996 and the related consolidated statements of operations and shareholders' equity and cash flows for the year ended December 31, 1996, prior to their restatement for the 1997 pooling of interests between Gentle Dental Service Corporation and subsidiaries and GMS Dental Group, Inc. and subsidiaries. The contribution of GMS Dental Group, Inc. and subsidiaries to total assets, revenues and net loss represented 50 percent, 26 percent and 42 percent of the respective restated totals. Separate financial statements of Gentle Dental Service Corporation included in the 1996 restated consolidated balance sheet and statements of operations and cash flows were audited and reported on separately by other auditors. We also audited the combination of the accompanying consolidated balance sheet as of December 31, 1996 and the related consolidated statements of operations and cash flows for the year ended December 31, 1996, after restatement for the pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in note 3 of the notes to the consolidated financial statements.


                                                       /s/ KPMG PEAT MARWICK LLP
Orange County, California
February 20, 1998, except as to
note 14 which is as of March 16, 1998

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


/s/ PRICE WATERHOUSE LLP

Portland, Oregon
February 28, 1997

                       GENTLE DENTAL SERVICE CORPORATION
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 1996 and 1997

              (in thousands, except share and per share amounts)

                               Assets                                      1996        1997
                                                                        ----------   ----------
Current assets:
 Cash and cash equivalents                                                $ 2,220       $   302
 Accounts receivable, net of allowances of approximately $1,706 and
  $4,159 in 1996 and 1997, respectively                                     4,826         6,331
 Receivables from affiliates                                                1,197         1,731
 Income taxes receivable                                                      169           115
 Supplies                                                                     554         1,109
 Prepaid and other current assets                                             877         1,611
                                                                          -------       -------

      Total current assets                                                  9,843        11,199
                                                                          -------       -------

Property and equipment, net (notes 4 and 6)                                 5,766        10,084
Intangible assets, net of accumulated amortization (note 5)                10,330        22,843
Other assets                                                                  457           282
                                                                          -------       -------

      Total assets                                                        $26,396       $44,408
                                                                          =======       =======

Liabilities, Redeemable Convertible Preferred and Common Stock and
                      Shareholders' Equity

Current liabilities:
 Accounts payable                                                         $ 1,650       $ 2,452
 Accrued payroll and payroll related costs                                  1,033         2,084
 Other current liabilities                                                  1,667         3,174
 Current portion of long-term debt and capital lease
  obligations (notes 6 and 10)                                              1,124           651
 Short-term borrowings (note 6)                                             2,097             -
                                                                          -------       -------

      Total current liabilities                                             7,571         8,361
                                                                          -------       -------

Long-term liabilities:
 Obligations under capital leases, net of current portion (note 13)           572           581
 Long-term debt, net of current portion (note 6)                            1,822        13,842
 Other long-term liabilities                                                   91           115
                                                                          -------       -------

      Total long-term liabilities                                           2,485        14,538
                                                                          -------       -------

      Total liabilities                                                   $10,056       $22,899
                                                                          -------       -------

                                  (Continued)

                       GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued

                           December 31, 1996 and 1997

               (in thousands, except share and per share amounts)

                                                                            1996        1997
                                                                          --------    -------

Redeemable convertible preferred stock - Series B, $.001 par value,
 9,270,000 shares authorized; 6,180,000 and zero shares issued and
 outstanding in 1996 and 1997, respectively (note 8)                      $ 11,055    $     -
                                                                          --------    -------

Redeemable common stock, no par value, 190,302 and 183,686 shares issued and outstanding in 1996 and 1997, respectively (note 8)
                                                                             2,199      2,130
                                                                          --------    -------

Shareholders' equity (notes 7 and 9):
 Preferred stock, 30,000,000 shares authorized, no shares issued and
  outstanding                                                                    -          -
 Convertible preferred stock - Series A, $.001 par value; 395,000 shares authorized; 395,000 and zero shares issued and outstanding
  in 1996 and 1997, respectively                                                 1          -
 Convertible preferred stock - Series C, $.001 par value; 5,000 shares authorized; 1,777 and zero shares issued and outstanding in
  1996 and 1997, respectively                                                    1          -
 Common stock, no par value, 50,000,000 shares authorized, 2,181,622 and 7,530,781 shares issued and outstanding in 1996 and 1997,
  respectively                                                               2,890     21,784
 Additional paid-in capital                                                  1,443      3,165
 Shareholder notes receivable                                                 (136)      (304)
 Accumulated deficit                                                        (1,113)    (5,266)
                                                                           -------    -------

      Total shareholders' equity                                             3,086     19,379
                                                                           -------    -------

Commitments and contingencies (notes 13 and 14)

      Total liabilities, redeemable convertible preferred and common
       stock and shareholders' equity                                      $26,396    $44,408
                                                                           =======    =======

See accompanying notes to consolidated financial statements.

                       GENTLE DENTAL SERVICE CORPORATION
                               AND SUBSIDIARIES

                     Consolidated Statements of Operations

                    Years ended December 31, 1996 and 1997

                   (in thousands, except per share amounts)

                                                                           1996       1997
                                                                         --------   --------
Dental practice net patient service revenue - consolidated (note 2)       $ 3,701    $29,327
Net management fees (notes 2 and 10)                                       10,712     14,076
                                                                          -------    -------

      Net revenues                                                         14,413     43,403

Cost and expenses:
 Clinical salaries and benefits                                             1,493     13,701
 Practice nonclinical salaries and benefits                                 4,279      8,177
 Dental supplies and lab expenses                                           2,830      6,271
 Practice occupancy expenses                                                1,563      3,527
 Practice selling, general and administrative expenses                      1,805      4,912
 Corporate selling, general and administrative expenses                     2,998      5,700
 Corporate restructure and merger costs (note 3)                                -      1,809
 Depreciation and amortization                                                990      1,847
                                                                          -------    -------

      Operating loss                                                       (1,545)    (2,541)
                                                                          -------    -------

Nonoperating income (expense):
 Interest expense, net                                                       (749)      (653)
 Other expense, net                                                           (48)       (74)
                                                                          -------    -------

                                                                             (797)      (727)
                                                                          -------    -------

      Loss before income taxes                                             (2,342)    (3,268)

Income tax benefit (note 11)                                                 (655)       (81)
                                                                          -------    -------

      Net loss                                                             (1,687)    (3,187)

Dividends on redeemable convertible preferred stock - Series B (note 8)      (240)      (932)
Accretion of redeemable common stock (note 8)                                 (91)       (34)
                                                                          -------    -------

      Net loss attributable to common stock                               $(2,018)   $(4,153)
                                                                          =======    =======

Loss per share attributable to common stock - basic and diluted -
 as restated (note 15)                                                    $ (1.18)   $  (.91)
                                                                          =======    =======

See accompanying notes to consolidated financial statements.

                       GENTLE DENTAL SERVICE CORPORATION
                               AND SUBSIDIARIES

               Consolidated Statements of Shareholders' Equity

                    Years ended December 31, 1996 and 1997
                     (in thousands, except share amounts)

                              Convertible preferred  Convertible preferred                                       Share-
                                stock -- Series A      stock -- Series C         Common stock      Additional    holder    Accumu-
                              ---------------------  ---------------------   ---------------------   paid-in     notes      lated
                                Shares     Amount      Shares     Amount       Shares     Amount     capital   receivable  deficit
                              ---------   ---------  ---------   ---------   ---------   --------- ----------  ----------  -------
Balance December 31, 1995...      --      $    --        --      $    --     1,366,145   $   2,795 $    152    $     (40)  $   905
Redeemable convertible
 preferred stock -- Series B
 initial issuance and
 issuance costs............       --           --        --           --            --          --   (1,266)          --        --
Convertible preferred stock
  -- Series A issued for
  acquisitions.............   395,000           1        --           --            --          --      295           --        --
Convertible preferred stock
 -- Series C issued for
 acquisitions..............       --           --     1,777            1            --          --    1,733           --        --
Issuance of common stock in
 connection with:
 Exchange for shareholder
  notes receivable..........      --           --        --           --       608,524           1      136         (136)       --
 Acquisitions...............      --           --        --           --       226,453          68       99           --        --
Stock warrants issued
 related to debt financing..      --           --        --           --            --          --        9           --        --
Exercise of stock options...      --           --        --           --         2,000           2       --           --        --
Stock options granted to
 nonemployees...............      --           --        --           --            --          --       52           --        --
Stock warrants issued
 related to line of credit
 guarantees.................      --           --        --           --            --          --      233           --        --
Accretion of put rights.....      --           --        --           --            --          --       --           --       (91)
Repurchase of common stock..      --           --        --           --       (24,000)         (1)      --           --        --
Common stock granted to
 nonemployees...............      --           --        --           --         2,500          25       --           --        --
Payments on shareholder
 notes receivable...........      --           --        --           --            --          --       --           40        --
Dividends on redeemable
 convertible preferred
 stock -- Series B.........       --           --        --           --            --          --       --           --      (240)
Net loss....................      --           --        --           --            --          --       --           --    (1,687)
                              -------     -------     -----      -------     ---------   --------- --------    ----------  -------
Balance, December 31, 1996..  395,000           1     1,777            1     2,181,622       2,890    1,443         (136)   (1,113)
                              -------     -------     -----      -------     ---------   --------- --------    ----------  -------

                                  (Continued)

                       GENTLE DENTAL SERVICE CORPORATION
                               AND SUBSIDIARIES

          Consolidated Statements of Shareholders' Equity, Continued

                    Years ended December 31, 1996 and 1997
                     (in thousands, except share amounts)


                                          Convertible        Convertible
                                            preferred          preferred
                                     stock - Series A   stock - Series C    Common stock     Additional  Shareholder
                                     ----------------   ----------------  -----------------     paid-in        notes   Accumulated
                                     Shares    Amount   Shares    Amount  Shares     Amount     capital   receivable       deficit
                                     --------- ------   -------   ------  ---------  ------  ----------  -----------   -----------
Balance, December 31, 1996             395,000      1     1,777        1  2,181,622   2,890       1,443         (136)       (1,113)
Convertible preferred stock -
 Series C issued for acquisitions          --      --     1,156       --         --      --       1,156           --            --
Common stock issued in connection
 with:
   Acquisitions                            --      --        --       --    109,039     475          --           --            --
   Initial public offering,
    net of issuance costs                  --      --        --       --  1,500,000   6,125          --           --            --
   Employee purchase plan                  --      --        --       --      1,902      17          --           --            --
   Pursuant to options for share-
    holder notes receivable                --      --        --       --    333,816       1         150         (150)           --
Exercise of stock options                  --      --        --       --     20,100     100          --           --            --
Stock options granted to
 nonemployees                              --      --        --       --         --      --          56           --            --
Accretion of put rights                    --      --        --       --         --      --          --           --           (34)
Interest accrued on shareholder
 notes receivable                          --      --        --       --         --      --          --          (18)           --
Dividends on redeemable convertible
 preferred stock - Series B                --      --        --       --         --      --          --           --          (932)
Issuance of common stock warrants
 for acquisitions                          --      --        --       --         --      --           4           --            --
Shares reserved for earnout                --      --        --       --         --      --         356           --            --
Conversion of convertible
 preferred stock - Series A, B, and
 C into common stock                 (395,000)     (1)   (2,933)      (1) 3,384,302  12,176          --           --            --
Net loss                                   --      --        --       --         --      --          --           --        (3,187)
                                     --------  ------   -------   ------  --------- -------  ----------  -----------   -----------
Balance, December 31, 1997                 --  $   --        --   $   --  7,530,781 $21,784  $    3,165  $      (304)  $    (5,266)
                                     ========  ======   =======   ======  ========= =======  ==========  ===========   ===========

See accompanying notes to consolidated financial statements.

                       GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                     Years ended December 31, 1996 and 1997

                      (in thousands, except share amounts)

                                                                           1996        1997
                                                                        ---------    ---------
Cash flows from operating activities:

 Net loss                                                                $ (1,687)    $ (3,187)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                              990        1,847
   Loss on disposal of assets                                                  63           31
   Loss on investment in joint venture                                         87          135
   Stock options granted to nonemployees                                       52           56
   Stock issued for fees and compensation                                      25            -
   Interest accrued on shareholder notes receivables                            -          (18)
   Amortization of warrants                                                   242            -
   Deferred income taxes                                                     (146)          14
 Change in assets and liabilities, net of the effect of acquisitions:
    Accounts receivable, net                                                 (997)          47
    Receivables from affiliates                                              (562)        (621)
    Income taxes receivable                                                     5           54
    Supplies                                                                  (48)        (269)
    Prepaid expenses and other current assets                                  52       (1,209)
    Other assets                                                               46           65
    Accounts payable                                                          346          268
    Accrued payroll and payroll related costs                               1,145        1,956
    Other liabilities                                                           5         (144)
                                                                         --------     --------

         Net cash used in operating activities                               (382)        (975)
                                                                         --------     --------

Cash flows from investing activities:
 Purchase of property and equipment                                          (873)      (2,822)
 Proceeds from sale of property and equipment                                   -           22
 Cash paid for investment in joint venture                                    (75)           -
 Cash paid for organizations costs                                             (5)           -
 Cash paid for acquisitions, including other direct costs, net of
  cash acquired                                                            (7,268)      (9,706)
                                                                         --------     --------

         Net cash used in investing activities                           $ (8,221)    $(12,506)
                                                                         --------     --------

                                  (Continued)

                       GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                     Years ended December 31, 1996 and 1997

                      (in thousands, except share amounts)

                                                                           1996         1997
                                                                         ---------    --------
Cash flows from financing activities:
 Net proceeds (payments) on short-term borrowings                         $  1,048    $ (2,097)
 Proceeds from issuance of long-term debt                                      466      10,000
 Payments on long-term debt and obligations under capital leases            (1,231)     (3,122)
 Payments of deferred financing costs                                         (150)          -
 Proceeds from issuance of common stock and preferred stock                 10,551       7,703
 Common stock issuance costs                                                  (500)       (918)
 Payments of shareholder notes receivable                                       40           -
 Exercise of put rights                                                        (90)       (103)
 Exercise of stock options                                                       -         100
                                                                          --------    --------

      Net cash provided by financing activities                             10,134      11,563
                                                                          --------    --------

      Increase (decrease) in cash and cash equivalents                       1,531      (1,918)

Cash and cash equivalents, beginning of year                                   689       2,220
                                                                          --------    --------

Cash and cash equivalents, end of year                                       2,220         302
                                                                          ========    ========

Supplemental disclosure of cash flow information:
 Cash paid during period:
   Interest paid                                                               489         601
   Income taxes paid (received)                                           $   (159)   $      1
                                                                          ========    ========

Supplemental schedule of noncash investing and financing activities:
 Purchases of property and equipment under capital lease agreements       $    825    $    278
 Issuance of shareholder notes receivable for purchase of common
  stock                                                                        136         150
 Interest accrued on shareholder notes receivable                                -          18
 Accretion of put rights                                                        91          34
 Issuance of common stock to founders and to purchase the
  predecessor companies                                                        530           -
 Issuance of redeemable convertible preferred stock - Series B to
  investment bankers for services                                              314           -
 Conversion of convertible preferred stock series A, B and C into
  7,603,677 shares of GMS common stock                                           -      12,176
 Conversion of 10,218,578 shares of GMS common stock into 4,548,161
  shares of the Company's common stock                                           -           -

                                  (Continued)

                       GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                     Years ended December 31, 1996 and 1997

               (in thousands, except share and per share amounts)

                                                                           1996         1997
                                                                        ----------    ----------

Acquisition of clinics:
 Intangible assets acquired                                                $ 8,501      $13,213
 Liabilities assumed or issued                                               2,921        5,762
 Common and convertible preferred stock and warrants issued                  2,725        1,635
 Tangible assets acquired                                                    4,413        4,246
 Shares reserved for earnout agreements                                          -          356
 Dental clinic prepayments                                                 $   309      $     -
                                                                           =======      =======

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

                   Notes to Financial Statements, Continued

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

     The Company has a 50% equity investment in Celebration Dental Services L.L.C., a Florida limited liability company, which is accounted for on the equity basis of accounting and is included in other expense, net.

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

                                                     1996          1997
                                                  ----------    ----------

DP net patient service revenue--unconsolidated      $ 21,424      $ 26,289
Less amounts retained by the DPs                     (10,712)      (12,583)
Retail sales and other                                     -           370
                                                    --------      --------

Net management fees                                   10,712        14,076
DP net patient service revenue--consolidated           3,701        29,327
                                                    --------      --------

     Net revenues                                   $ 14,413      $ 43,403
                                                    ========      ========

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                       GENTLE DENTAL SERVICE CORPORATION
                               AND SUBSIDIARIES

                   Notes to Financial Statements, Continued

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

     Receivables from Affiliates

     Receivables from affiliates consist primarily of amounts owed to the Company from unconsolidated DPs to reimburse the Company for payment of the DPs payroll and other direct costs, net of amounts due to the DPs related to the acquisitions and the DPs share of revenues (see notes 10 and 14)

     Supplies

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

                       GENTLE DENTAL SERVICE CORPORATION
                               AND SUBSIDIARIES
                   Notes to Financial Statements, Continued
              (in thousands, except share and per share amounts)


   LONG-LIVED ASSETS

   The Company reviews its assets balances for impairment at the end of each quarter or more frequently when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted net cash flows from assets. If the estimated net cash flows are less than the carrying amount of the asset, the Company recognizes an impairment loss in an amount necessary to write-down the asset to a fair value as determined from expected future discounted cash flows. No write-down of assets was recorded for the years ended December 31, 1996 and 1997.

   FAIR VALUE OF FINANCIAL ASSETS, LIABILITIES AND REDEEMABLE COMMON STOCK

   The Company estimates the fair value of its monetary assets, liabilities and redeemable common stock based upon the existing interest rates related to such assets, liabilities and redeemable common stock compared to current market rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the carrying value of all of its monetary assets, liabilities and redeemable common stock approximates fair value as of December 31, 1996 and 1997.

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

   NET LOSS PER SHARE

   Net loss per share is computed based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the periods. Common stock equivalents consist of the number of shares issuable upon exercise of the outstanding common stock warrants and common stock options (using the treasury stock method). Common stock equivalents have been excluded from the computation of loss per share as their effect is anti-dilutive. The weighted average common shares utilized for the years ended December 31, 1996 and 1997 were 1,707,095 and 4,559,140 (as restated - see note 15), respectively.

   NEW ACCOUNTING PRONOUNCEMENTS

   In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 Earnings Per Share. In accordance with this pronouncement, the Company adopted the new standard for the years ended December 31, 1996 and 1997. The adoption of this pronouncement did not have an effect on reported loss per share information.

                       GENTLE DENTAL SERVICE CORPORATION
                               AND SUBSIDIARIES
                   Notes to Financial Statements, Continued
              (in thousands, except share and per share amounts)

    STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. Under SFAS 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees' and disclose in the financial statements the effects of SFAS 123 as if the recognition provisions were adopted. The Company has elected to account for stock-based compensation under Accounting Principles Board Opinion No. 25 ("APB 25").

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

    The results of operations of GMS and GDS for 1997 through the date of the merger are as follows:

                                            GMS              GDS
                                         ----------       ----------
        DP net patient service revenue   $   22,683       $        -
        Net management fees                       -           11,841
                                         ----------       ----------

            Net income (loss)            $   (1,087)      $      308
                                         ==========       ==========

   As a result of the merger, the Company recorded direct merger expenses of $677. These expenses consist primarily of accounting, legal and other advisory fees. Also, the Company recorded a restructuring charge of $1,132, or $.25 per share (as restated, see note 15), in the fourth quarter of 1997. The charge included $289 for employee related costs, $311 for facility consolidation and related leasehold and fixed asset write-offs and $532 for the redirection of certain duplicative operations and programs and other costs. These charges are scheduled to be substantially completed in 1998. At December 31, 1997, the Company's remaining obligation related to the restructuring charges was $853 and is included in other current liabilities in the accompanying financial statements.

                       GENTLE DENTAL SERVICE CORPORATION
                               AND SUBSIDIARIES
                   Notes to Financial Statements, Continued
              (in thousands, except share and per share amounts)

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

                                                         1996       1997
                                                       --------   --------
     Pro forma:
       DP net patient service revenue - consolidated   $ 31,006   $ 14,076
       Net management fees                               13,182     35,242
       Net loss                                          (1,084)    (1,918)
                                                       --------   --------
           Net loss per share                          $   (.40)  $   (.41)
                                                       ========   ========

                       GENTLE DENTAL SERVICE CORPORATION
                               AND SUBSIDIARIES
                   Notes to Financial Statements, Continued
              (in thousands, except share and per share amounts)

(4) PROPERTY AND EQUIPMENT

    Property and equipment are summarized as follows:

                                           1996             1997
                                         ---------       ---------
      Dental equipment                   $   3,328       $   5,697
      Computer equipment                     1,098           1,941
      Furniture, fixtures and equipment        728           1,053
      Leasehold improvements                 1,681           3,576
      Vehicles                                  22              32
      Buildings                                 48              48
      Land                                      10              10
                                         ---------       ---------

          Total property and equipment       6,915          12,357

      Less accumulated depreciation and
       amortization                         (1,149)         (2,273)
                                         ---------       ---------

          Property and equipment, net    $   5,766       $  10,084
                                         =========       =========


    At December 31, 1996 and 1997, property and equipment include assets under capital leases with an original cost of $1,262 and $1,524, respectively and accumulated amortization of $235 and $456, respectively.

(5) INTANGIBLE ASSETS

    Intangible assets consists of the following:

                                           1996             1997
                                         ---------       ---------
      Management services agreements     $  10,430       $  23,338
      Trademarks                                50              44
      Organizational costs                      75               5
      Other                                     56               -
                                         ---------       ---------
                                            10,611          23,387
      Less accumulated amortization           (281)           (544)
                                         ---------       ---------
                                         $  10,330       $  22,843
                                         =========       =========

                       GENTLE DENTAL SERVICE CORPORATION
                               AND SUBSIDIARIES
                   Notes to Financial Statements, Continued
              (in thousands, except share and per share amounts)

(6) DEBT

    SHORT-TERM BORROWINGS

    At December 31, 1996, the Company had a total of $2,097 outstanding under two bank operating lines of credit with a bank secured by substantially all assets of the Company. In February 1997, the entire outstanding amount was fully repaid from the net proceeds from the Offering (see note 1).

    LONG-TERM DEBT

    At December 31, 1997, the Company had a credit facility from a bank in the amount of $10,000 (which was increased to a $25,000 credit facility on January 7, 1998, see note 14). The proceeds of the credit facility are available for working capital needs and to finance dental practice asset acquisitions. Principal amounts owed under the credit facility through December 31, 1997 bear interest up to 1% above the prime rate or up to 3.25% above LIBOR, at the Company's option, dependent on the Company's leverage ratio. The outstanding balance on this facility as of December 31, 1997 was $10,000. The obligations under this credit agreement are secured by substantially all assets of the Company and its subsidiaries.

                       GENTLE DENTAL SERVICE CORPORATION
                               AND SUBSIDIARIES
                    Notes to Financial Statements, Continued
              (in thousands, except share and per share amounts)

   Long term debt is summarized as follows:

                                                                            1996            1997
                                                                         ----------     -------------
Note payable to bank due in monthly installments of principal and
 interest at prime plus 1.25%, paid during 1997                          $    667       $           -
Notes payable to bank with interest-only payments for the first 12
 months at prime plus 1.5%, paid during 1997                                1,699                   -
Secured notes payable, bearing interest at rates ranging from 9.75%
 to 9.99%; monthly principal and interest payments of $5; maturing
 at various dates through June 2000; secured by mortgage                       70                   -
Credit facility, bearing interest at 3.25% in excess of LIBOR rate
 (9.1% at December 31, 1997), unpaid balance due in equal quarterly installments of principal and interest commencing October, 1998
 through October 2001                                                          48              10,000
Subordinated note payable, bearing interest at 8%, interest payable annually beginning December 31, 1997 through January 2002;
 principal due 2002                                                             -                 742
Senior subordinated note payable, bearing interest at 8%; due in 60 monthly installments of principal and interest of $14, beginning
 August 1, 1997 through July 2002                                               -                 637
Subordinated note payable bearing interest at 8%; payable in 36 monthly installments of $5, beginning December 1, 1997 through
 December 2001                                                                  -                 155
Senior subordinated note payable, face value of $500 discounted at
 8%; due in July 1999                                                           -                 441
Senior subordinated note payable, face value of $2,083  discounted
 at 8%; due in July 2002                                                        -               1,448
Various unsecured notes payable, due in monthly installments of principal and interest at rates ranging from 8.25% to 10.75%,
 maturing through November 2003                                               210                 702
                                                                         --------       -------------
                                                                            2,694              14,125
Less current portion                                                         (872)               (283)
                                                                         --------       -------------
                                                                         $  1,822       $      13,842
                                                                         ========       =============

                       GENTLE DENTAL SERVICE CORPORATION
                               AND SUBSIDIARIES
                    Notes to Financial Statement, Continued
              (in thousands, except share and per share amounts)

    At December 31, 1997, the aggregate maturities of long-term debt for each of the next five years are as follows:

                  1998                 $     283
                  1999                     1,381
                  2000                     3,061
                  2001                     3,815
                  2002                     5,564
                  Thereafter                  21
                                       ---------
                                       $  14,125
                                       =========

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

    COMMON STOCK

    An aggregate of 608,524 shares of common stock were issued in 1997 at a purchase price of $.225 per share to the founders of GMS. 269,278 of these shares are subject to a four-year vesting schedule whereby one-quarter of the shares vested upon issuance and one-quarter of the shares vested in October 1997. The remaining shares vest on a monthly basis during the remaining thirty-six months.

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

                       GENTLE DENTAL SERVICE CORPORATION
                               AND SUBSIDIARIES
                   Notes to Financial Statements, Continued
              (in thousands, except share and per share amounts)

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

                       GENTLE DENTAL SERVICE CORPORATION
                               AND SUBSIDIARIES
                    Notes to Financial Statements, Continued
              (in thousands, except share and per share amounts)

(8) Redeemable Convertible Preferred and Common Stock

    The following summary presents the changes in the redeemable convertible preferred stock - Series B and redeemable common stock:

                                         Shares of
                                         Redeemable                Redeemable
                                        Convertible                Convertible                 Shares of              Redeemable
                                      Preferred Stock-           Preferred Stock-          Redeemable Common           Common
                                          Series B                   Series B                    Stock                  Stock
                                    --------------------       --------------------       --------------------       -------------
Balance, December 31, 1995                             -       $                  -                     57,551       $      711
Issued in connection with
 private placement                             6,180,000                     10,815                    100,000              957
Issued in connection with
 acquisitions                                          -                          -                     38,994              530
Accretion of put rights                                -                          -                          -               91
Exercise of put rights                                 -                          -                     (6,243)             (90)
Dividends on redeemable
 convertible preferred stock
 - Series B                                            -                        240                          -                -
                                    --------------------       --------------------       --------------------       ----------
Balance, December 31, 1996                     6,180,000                     11,055                    190,302            2,199
                                    --------------------       --------------------       --------------------       ----------
Issued in connection with
 private placement                               107,142                        188                          -                -
Dividends on redeemable
 convertible preferred stock
 - Series B                                            -                        932                          -                -
Accretion of put rights                                -                          -                          -               34
Exercise of put rights                                 -                          -                     (6,616)            (103)
Conversion into common stock                  (6,287,142)                   (12,175)                         -                -
                                    --------------------       --------------------       --------------------       ----------
Balance, December 31, 1997                             -       $                  -                    183,686       $    2,130
                                    ====================       ====================       ====================       ==========

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

                       GENTLE DENTAL SERVICE CORPORATION
                               AND SUBSIDIARIES
                    Notes to Financial Statements, Continued
              (in thousands, except share and per share amounts)


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

   Such common stock at December 31, 1997 is redeemable as follows:

                                   Shares     Amount       Price range
                                  -------    -------    -----------------
         1998                       2,974    $    50    $   16.82
         1999                       2,754         50        13.38 - 18.16
         2000                      40,849        576        13.60 - 19.62
         2001                      29,681        438        13.60 - 18.80
         2002                       3,714         51        13.60
         Thereafter                 3,714         51        13.60
                                   ------    -------
                                   83,686    $ 1,216
                                   ======    =======


   PRIVATE PLACEMENT OF REDEEMABLE COMMON STOCK AND WARRANTS

   In June 1996, the Company completed a private placement offering (the "Placement Offering") of 100,000 shares Company's redeemable common stock which include warrants to purchase 100,000 additional shares of the Company's common stock at an exercise price of $7.50 per share. Total proceeds from the Placement Offering (net of Placement Offering costs of $43) were $957. The net proceeds allocated to common stock aggregated $732. The stock warrants were recorded at their estimated fair value of $225 and are entitled to certain piggyback registration rights. The stock warrants expire on December 14, 2001; no stock warrants have been exercised to date.

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

                       GENTLE DENTAL SERVICE CORPORATION
                               AND SUBSIDIARIES

                   Notes to Financial Statements, Continued

              (in thousands, except share and per share amounts)


(9)  Stock Options

     The Company has adopted a Stock Incentive Plan (the "Plan"). The Plan provides for issuance of up to 1,000,000 shares of common stock in connection with various stock grants, awards and sales granted under such plan to employees and non-employees (primarily key dental group personnel). The Plan authorizes the grant of incentive stock options, non-statutory stock options, stock appreciation rights or bonus rights; award of stock bonuses; and/or sale of restricted stock. The exercise price for incentive stock options may not be less than fair market value of the underlying shares on the date of grant. The Plan is administered by the Company's Board of Directors. The Board has the authority to determine the persons to whom awards will be made, the amounts, and other terms and conditions of the awards. Shares issued under the Plan are generally subject to a five-year vesting schedule from the date of grant and expire ten years from the original grant date.

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

                   Notes to Financial Statements, Continued

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

                                                1996         1997
                                             ----------   ----------
            Risk free interest rate                6.5%         6.4%
            Expected dividend yield                 -            -
            Expected lives                     5 years      5 years
            Expected volatility                     -            60%

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

     If the Company had accounted for stock options issued to employees in accordance with SFAS 123, the Company's net loss attributable to common stock and pro forma net loss per share would have been reported as follows:

     Net loss attributable to common stock:

                                          1996           1997
                                       ----------     ----------
                  As reported           $(2,018)      $(4,153)
                  Pro forma              (2,133)       (4,523)

     Pro forma net loss per common and common equivalent share:

                                                                 1997
                                                             (as restated -
                                               1996           see note 15)
                                             --------        --------------
            As reported - basic              $(1.18)         $ (.91)
            Pro forma - basic                 (1.25)           (.99)
            As reported - diluted             (1.18)           (.91)
            Pro forma - diluted               (1.25)           (.99)

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

                   Notes to Financial Statements, Continued

              (in thousands, except share and per share amounts)


     The following summary presents the options granted and outstanding under the Plan and Former Plans as of December 31, 1997:

                                                                              Weighted
                                           Number of shares                    average
                                      -------------------------               Exercise
                                       Employee    Non-employee     Total       price
                                      ----------   ------------   ---------   --------
Outstanding, December 31, 1995          215,000       67,750       282,750     $5.47
   Granted                              192,112       38,705       230,817      3.43
   Exercised                             (2,000)         -          (2,000)      -
   Canceled                             (96,549)      (5,833)     (102,382)     8.19
                                       --------      -------      --------     -----
Outstanding, December 31, 1996          308,563      100,622       409,185      3.66
   Granted                              746,306        1,200       747,506      3.03
   Exercised                           (353,918)         -        (353,918)      .71
   Canceled                            (142,100)      (1,200)     (143,300)     4.78
                                       --------      -------      --------     -----
Outstanding, December 31, 1997          558,851      100,622       659,473     $4.85
                                       ========      =======      ========     =====

     The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options granted under the Plan and Former Plans at December 31, 1997:

                                                        Weighted
                                                         average
                              Number of options        contractual
               Exercise   -------------------------       life
                price     Outstanding   Exercisable     remaining
               --------   -----------   -----------   -------------
                $  .20       15,250        15,250        7.57 years
                   .45       84,118        19,195        8.90
                   .67       15,355           -          9.63
                  4.13       45,500           -          6.76
                  5.00      305,250        48,170        8.45
                  5.50       81,000        81,000        5.83
                  8.02       68,000         1,000        9.64
                 10.00       45,000        27,672        7.35
                ------      -------       -------        ----
                $ 4.85      659,473       192,287        8.02
                ======      =======       =======        ====

     As of December 31, 1997, there are 354,538 options available for future grant under the Plan.

                       GENTLE DENTAL SERVICE CORPORATION
                               AND SUBSIDIARIES

                   Notes to Financial Statements, Continued

              (in thousands, except share and per share amounts)


(10) Transactions with and Receivables from Related DP's

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

(11) Income Taxes

     Income tax benefit consists of the following:

                                                 1996
                                    ------------------------------
                                    Current   Deferred     Total
                                    -------   --------   ---------

            U.S. Federal             $(175)    $(420)      $(595)
            State and local             (6)      (54)        (60)
                                     -----     -----       -----
                                     $(181)    $(474)      $(655)
                                     =====     =====       =====

                                                 1997
                                    ------------------------------
                                    Current   Deferred     Total
                                    -------   --------   ---------
            U.S. Federal             $(123)    $  34       $ (89)
            State and local              8        -            8
                                     -----     -----       -----
                                     $(115)    $  34       $ (81)
                                     =====     =====       =====

                       GENTLE DENTAL SERVICE CORPORATION
                               AND SUBSIDIARIES

                   Notes to Financial Statements, Continued

              (in thousands, except share and per share amounts)


     The effective tax rate differed from the U.S. statutory Federal rate due to the following:

                                                               1996       1997
                                                             --------   --------
Statutory federal rate                                       $  (796)   $(1,111)
Increase (reduction) in income taxes resulting from:
   State income taxes, net of federal income tax benefit         (90)         3
   Amortization of nondeductible goodwill and other
     nondeductible items                                         163         80
   Valuation allowance for deferred tax assets allocated
     to income tax expense                                        75        691
   Prior year reconciliation                                       -        189
   Other                                                          (7)        67
                                                             -------    -------
Effective tax rate                                           $  (655)   $   (81)
                                                             =======    =======

     Deferred tax assets (liabilities) are comprised of the following components:

                                                               1996       1997
                                                             --------   --------
Deferred tax assets:
   Net operating loss carryforward                           $   647    $   645
   Accrued payroll/bonus related                                   -         85
   Allowance for doubtful accounts                               618      1,663
   Compensated absences, principally due to accrual for
     financial reporting purposes                                114        146
   Intangible assets, principally due to differences in
     amortization and capitalized cost                             -        164
   Other                                                          12         38
                                                             -------    -------
       Total gross deferred tax assets                         1,391      2,741
Less valuation allowance                                         (75)      (766)
                                                             -------    -------
       Deferred tax assets, net of valuation allowance         1,316      1,975
                                                             -------    -------
Deferred tax liabilities:
   Accounts receivable                                          (759)    (1,410)
   Plant and equipment, principally due to differences
     in depreciation and capitalized cost                       (444)      (525)
   Intangible assets, principally due to accrual for
     financial reporting purposes                                (11)         -
   Cash versus accrual reporting for tax purposes                (68)       (38)
   Other                                                           -         (2)
                                                             -------    -------
       Deferred tax liabilities                               (1,282)    (1,975)
                                                             -------    -------
       Net deferred tax asset                                $    34    $     -
                                                             =======    =======

                       GENTLE DENTAL SERVICE CORPORATION
                               AND SUBSIDIARIES

                   Notes to Financial Statements, Continued

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

     The future minimum lease payments under capital leases and noncancelable operating leases with remaining terms of one or more years consist of the following at December 31, 1997:

                                                    Capital    Operating
                                                   ---------   ---------
           1998                                      $  465     $ 3,246
           1999                                         312       3,169
           2000                                         232       2,838
           2001                                         103       2,506
           2002                                          36       2,029
           Thereafter                                     -       8,284
                                                     ------     -------
              Total minimum lease obligation          1,148     $22,072
                                                                =======
           Less portion attributable to interest        199
                                                     ------

              Obligations under capital leases          949

           Less current portion                         368
                                                     ------
                                                     $  581
                                                     ======

                       GENTLE DENTAL SERVICE CORPORATION
                               AND SUBSIDIARIES

                   Notes to Financial Statements, Continued

              (in thousands, except share and per share amounts)


     Litigation

     The Company is subject to various claims and legal actions which arise in the ordinary course of business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations

(14) Subsequent Events

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

                   Notes to Financial Statements, Continued

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

(15) Restatement of Consolidated Financial Statements

     The Company has restated its consolidated financial statements for the correction of an error in the weighted average number of shares of common stock outstanding for the year ended December 31, 1997. As a result of this correction, the following amounts were restated as of and for the year ended December 31, 1997:

                                      As Previously                 As
                                        Reported                 Restated
                                   -----------------        -----------------
     Loss per share attributable
      to common stock - basic and
      diluted                              $(1.17)                   $(.91)

     Weighted average common shares
      utilized for the year ended
      December 31, 1997 (note 2)        3,544,149                4,559,140

     Per share amount of re-
      structuring plan charge
      recorded in the fourth
      quarter of 1997 (note 3)             $  .32                    $ .25

     Pro forma net loss per common
      and common equivalent share:
     As reported - basic and diluted       $(1.17)                   $(.91)
     Pro forma - basic and diluted         $(1.28)                   $(.99)
     (note 9)

                                    PART IV


Item 13.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               23.1  Independent Auditors' Consent of KPMG Peat Marwick LLP.

               23.2  Independent Auditors' Consent of PricewaterhouseCoopers
                     LLP.

               27.1  Financial Data Schedule.

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

                                   SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 1998.



                                    GENTLE DENTAL SERVICE CORPORATION

                                    By:  /s/  NORMAN HUFFAKER
                                       -----------------------
                                       Norman Huffaker
                                       Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number      Document Description
------      --------------------


23.1        Independent Auditors' Consent of KPMG Peat Marwick LLP

23.2        Independent Auditors' Consent of PricewaterhouseCoopers LLP

27.1        Financial Data Schedule