Form 10QSB
period 1998-06-30
GENTLE DENTAL SERVICE CORP
filed 1998-08-14
CIK 898807

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                               -------------------------------------------------

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
    (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)


              No. Sepulveda Blvd., Suite 740, El Segundo, CA 90245
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


Issuer's telephone number      (310) 765-2400
                          ------------------------------------------------------


                                   No Change
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 13, 1998 8,887,666 shares of the issuer's common stock were outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (Unaudited, in thousands, except share amounts)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                              December 31,            June 30,
                                       Assets                                                        1997                1998
                                                                                         ----------------    ----------------
Current assets:
    Cash and cash equivalents                                                            $            302    $         16,243
    Accounts receivable, net                                                                        6,331               7,852
    Receivables from affiliates                                                                     1,731                 294
    Supplies                                                                                        1,109               1,825
    Prepaid and other current assets                                                                1,726               2,148
                                                                                         ----------------    ----------------

           Total current assets                                                                    11,199              28,362
                                                                                         ----------------    ----------------

Property and equipment, net                                                                        10,084              14,213
Intangible assets, net                                                                             22,843              47,198
Other assets                                                                                          282               1,063
                                                                                         ----------------    ----------------

           Total assets                                                                  $         44,408    $         90,836
                                                                                         ================    ================

          Liabilities, Redeemable common stock and Shareholders' Equity

Current liabilities:
    Accounts payable                                                                     $          2,452    $          1,338
    Accrued payroll and payroll related costs                                                       2,084               3,681
    Acquisition purchase payable                                                                        -               6,511
    Other current liabilities                                                                       3,174               5,085
    Current portion of long-term debt and capital lease obligations                                   651                 923
                                                                                         ----------------    ----------------

           Total current liabilities                                                                8,361              17,538
                                                                                         ----------------    ----------------

Long-term liabilities:
    Obligations under capital leases, net of current portion                                          581                 963
    Long-term debt, net of current portion                                                         13,842              34,152
    Other long-term liabilities                                                                       115                 125
                                                                                         ----------------    ----------------

           Total long-term liabilities                                                             14,538              35,240
                                                                                         ----------------    ----------------

           Total liabilities                                                                       22,899              52,778
                                                                                         ----------------    ----------------

Redeemable common stock, no par value, 183,686 shares issued and outstanding
    in 1997 and 1998, respectively                                                                  2,130               2,142
                                                                                         ----------------    ----------------

Shareholders' equity:
    Preferred stock, 30,000,000 shares authorized:
       Preferred stock - Series A, no par value, 100 shares authorized, zero and 100
        shares issued and outstanding in 1997 and 1998, respectively                                    -                   1
       Convertible Preferred stock - Series B, no par value, 70,000 shares
        authorized, zero shares issued and outstanding in 1997 and 1998                                 -                   -
       Preferred stock - Series C, no par value, 100 shares authorized, zero and 100
        shares issued and outstanding in 1997 and 1998, respectively                                    -                   1
       Convertible Preferred stock - Series D, no par value, 2,000,000 shares authorized, zero and 1,628,663 shares issued and outstanding in 1997 and 1998,
        respectively                                                                                    -              12,332
       Common stock, no par value, 50,000,000 shares authorized, 7,530,781 and
        8,176,638 shares issued and outstanding in 1997 and 1998, respectively                     21,784              25,763
     Additional paid-in capital                                                                     3,165               3,506
    Shareholder notes receivable                                                                     (304)               (313)
    Accumulated deficit                                                                            (5,266)             (5,374)
                                                                                         ----------------    ----------------

           Total shareholders' equity                                                              19,379              35,916
                                                                                         ----------------    ----------------
           Total liabilities, redeemable common stock and shareholders' equity           $         44,408    $         90,836
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

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

               (Unaudited, in thousands, except per share amounts)




-------------------------------------------------------------------------------------------------------------------------------
                                                                                Three Months Ended         Six Months Ended
                                                                                     June 30,                  June 30,
                                                                                   1997          1998         1997         1998
                                                                            -----------   -----------  -----------  -----------
Dental practice net patient service revenue                                 $     6,117   $    20,644  $    11,070  $    38,503
Net management fees                                                               3,412           451        6,357          935
                                                                            -----------   -----------  -----------  -----------

           Net revenues                                                           9,529        21,095       17,427       39,438

Cost and expenses:
    Clinical salaries and benefits                                                2,786         9,450        5,147       17,664
    Practice nonclinical salaries and benefits                                    1,927         3,054        3,443        5,885
    Dental supplies and lab expenses                                              1,484         2,465        2,689        4,549
    Practice occupancy expenses                                                     822         1,178        1,482        2,262
    Practice selling, general and administrative expenses                         1,189         1,952        2,040        3,820
    Corporate selling, general and administrative expenses                        1,002         1,378        2,233        2,785
    Depreciation and amortization                                                   420           859          816        1,584
                                                                            -----------   -----------  -----------  -----------

           Operating income (loss)                                                 (101)          759         (423)         889
                                                                            -----------   -----------  -----------  -----------

Nonoperating income (expense):
    Interest expense, net                                                           (71)         (620)        (193)      (1,043)
    Other income (expense), net                                                      (1)           11           (9)          (7)
                                                                            -----------   -----------  -----------  -----------

                 Nonoperating expense, net                                          (72)         (609)        (202)      (1,050)
                                                                            -----------   -----------  -----------  -----------

           Income (loss) before income taxes                                       (173)          150         (625)        (161)

Income tax (benefit) expense                                                          -            60            -          (65)
                                                                            -----------   -----------  -----------  -----------

           Net income (loss)                                                       (173)           90         (625)         (96)

Dividends on redeemable convertible preferred stock - Series B                     (271)            -         (541)           -
Accretion of redeemable common stock                                                 (9)           (5)         (19)         (12)
                                                                            -----------   -----------  -----------  -----------

           Net income (loss) attributable to common stock                   $      (453)  $        85  $    (1,185) $      (108)
                                                                            ===========   ===========  ===========  ===========

Income (loss) per share attributable to common stock - basic and diluted   $      (0.11)  $      0.01  $     (0.32) $     (0.01)
                                                                            ===========   ===========  ===========  ===========


See accompanying notes to consolidated financial statements.

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                            (Unaudited, in thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                   Six Months Ended June 30,
                                                                                                         1997            1998
                                                                                                 ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                                                            $       (625)   $        (96)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                                                       816           1,584
      Loss on disposal of assets                                                                           24               -
      Loss on investment in joint venture                                                                  52               4
      Stock options granted to nonemployees                                                                28              28
      Interest accrued on shareholder notes receivables                                                    (8)             (9)
      Deferred income taxes                                                                                 -             (71)
    Change in assets and liabilities, net of the effect of acquisitions:
        Accounts receivable, net                                                                        1,308           1,080
        Receivables from affiliates                                                                      (934)           (282)
        Supplies                                                                                          (72)           (235)
        Prepaid expenses and other current assets                                                        (538)           (738)
        Other assets                                                                                       65             (50)
        Accounts payable                                                                                 (331)         (1,890)
        Accrued payroll and payroll related costs                                                         216             339
        Other liabilities                                                                                (843)         (1,505)
                                                                                                 ------------    ------------

                Net cash used in operating activities                                                    (842)         (1,841)
                                                                                                 ------------    ------------

Cash flows from investing activities:
    Purchase of property and equipment                                                                 (1,088)         (1,725)
    Proceeds from sale of property and equipment                                                           22               -
    Cash paid for acquisitions, including direct costs, net of cash acquired                           (2,026)        (13,793)
                                                                                                 ------------    ------------

                Net cash used in investing activities                                                  (3,092)        (15,518)
                                                                                                 ------------    ------------

Cash flows from financing activities:
    Net payments on short-term borrowings                                                              (2,097)              -
    Proceeds from issuance of long-term debt                                                              554          41,000
    Payments on long-term debt and obligations under capital leases                                    (2,638)        (21,535)
    Payments of deferred financing costs                                                                    -             (13)
    Proceeds from issuance of common and preferred stock                                                7,587          15,075
    Payments for common and preferred stock issuance costs                                               (844)         (1,250)
    Exercise of put rights                                                                               (103)              -
    Exercise of stock options                                                                               -              23
                                                                                                 ------------    ------------

           Net cash provided by financing activities                                                    2,459          33,300
                                                                                                 ------------    ------------

           Increase (decrease) in cash and cash equivalents                                            (1,475)         15,941

Cash and cash equivalents, beginning of period                                                          2,220             302
                                                                                                 ------------    ------------

Cash and cash equivalents, end of period                                                         $        745    $     16,243
                                                                                                 ============    ============


See accompanying notes to consolidated financial statements.

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                                  June 30, 1998

              Notes to Condensed Consolidated Financial Statements

          (Unaudited, in thousands, except per share and share amounts)


(1)  Organization

Gentle Dental Service Corporation ("GDS" or the "Company"), incorporated on December 14, 1992, is a Washington corporation headquartered in El Segundo, California. The Company is one of the largest providers of dental practice management services to multi-specialty dental practices in the United States. Including the Dedicated Dental Affiliation and other affiliations completed through August 14, 1998, the Company provides management services to dental practices at 81 dental offices with 321 dentists, including 91 specialists, and 820 operatories in selected markets in California, Washington, Oregon, Idaho and Hawaii.

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

Corporate practice of medicine laws in the states in which the Company currently operates generally prohibit the Company from owning dental practices. In response to these laws the Company has executed management services agreements ("MSAs") with various DPs. Based upon the terms of MSAs with certain of the DPs, the Company has met the criteria for consolidation of those DPs with the Company. In these circumstances, all the accounts of those DPs are included in the accompanying consolidated financial statements. Accordingly, the consolidated statements of operations include the net patient revenues and related expenses of those DPs.

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

Effective January 1, 1998, the Company entered into new MSAs with the Oregon and Washington DPs, thereby meeting the criteria for consolidation of these DPs' financial statements with the Company. As a result of the new MSAs entered into with the Oregon and Washington DPs, as of January 1, 1998 all of the DPs within the Gentle Dental Network except one are accounted for under the consolidation method of accounting as outlined in EITF 97-2. Prior to January 1, 1998, the Oregon and Washington DPs were not consolidated. The remaining DP that has not met the criteria for consolidation has annualized net patient revenues of approximately $3,700.

The Company has a 50% investment in Celebration Dental Services L.L.C., a Florida limited liability company, which is accounted for on the equity basis of accounting and included in other expense, net.

Interim Reporting

The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to insure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997. The results for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations for the entire year.

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

Net Income (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") in the fourth quarter of 1997. SFAS 128 simplifies the computation of earnings per share ("EPS") previously required by Accounting Principles Board (APB) Opinion No.15, "Earnings Per Share" by replacing primary and fully diluted EPS with basic and diluted EPS. Dilutive potential common shares represents shares issuable using the treasury stock method. Dilutive potential common shares have been excluded from the computation of loss per share as their effect is anti-dilutive. For the three months ended June 30, 1998 the number of shares that would be issuable upon conversion of the subordinated notes payable have been excluded from the computation of earnings per share as their effect is anti-dilutive.

Earnings per share for the three and six month periods ended June 30, 1997 have been restated in accordance with SFAS 128. The following table summarizes the computation of EPS:

                                                                    Three Months Ended              Six Months Ended
                                                                          June 30,                       June 30,
                                                                       1997            1998            1997            1998
                                                               ------------    ------------    ------------   -------------
Net income (loss) attributable to common stock - basic
  and diluted                                                  $       (453)   $         85    $     (1,185)  $        (108)
                                                               ============    ============    ============   =============

Basic Shares Reconciliation:
  Weighted average common shares outstanding                      4,313,034       7,846,352       3,734,752       7,800,897
  Contingently issuable common shares                                     -         140,714               -         131,120
                                                               ------------    ------------    ------------   -------------
       Basic shares                                               4,313,034       7,987,066       3,734,752       7,932,017
                                                               ============    ============    ============   =============
       Basic earnings (loss) per share                         $      (0.11)   $       0.01    $      (0.32)  $       (0.01)
                                                               ============    ============    ============   =============


Diluted Shares Reconciliation:
  Basic shares                                                    4,313,034       7,987,066       3,734,752       7,932,017
  Effects of dilutive potential common shares:
    Convertible preferred stock                                           -         810,753               -               -
    Warrants                                                              -         181,879               -               -
    Stock options                                                         -         365,763               -               -
    Put rights                                                            -          44,015               -               -
                                                               ------------    ------------    ------------   -------------
       Diluted shares                                             4,313,034       9,389,476       3,734,752       7,932,017
                                                               ============    ============    ============   =============
       Diluted earnings (loss) per share                       $      (0.11)   $       0.01    $      (0.32)  $       (0.01)
                                                               ============    ============    ============   =============


Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") in the first quarter of 1998. SFAS 130 establishes standards for reporting and display of comprehensive income. The adoption of SFAS 130 did not have an effect on the Company's financial position or results of operations.

Reclassifications

Certain reclassifications have been made to the 1997 financial statements to conform to the presentations as of June 30, 1998. Such reclassifications had no effect on the Company's previously reported results of operations or financial position.


(3)   Dental Practice Acquisitions

The Company and its related Washington and Oregon DPs entered into asset purchase and management service agreements (collectively, the Agreements) on January 1, 1998. The new management service agreements meet the criteria for consolidation of the DP accounts with the Company for financial reporting purposes as outlined in EITF 97-2.

Under the terms of the Agreements, the Company acquired all of the fixed assets and assumed certain liabilities of the DPs. In exchange, the Company paid consideration of $1,674 in addition to the assumption of certain liabilities, which was offset by the Company's $1,674 receivable from the DPs. In addition, the Company will pay $575 in cash over 18 equal monthly installments and may pay future consideration, to be determined upon the achievement of certain financial results, as defined in the Agreements.

During the six months ended June 30, 1998, the Company acquired substantially all of the assets of 21 dental office locations, including cash, accounts receivable, supplies and fixed assets, in addition to all of the outstanding the stock of Managed Dental Care of Oregon, Inc., a dental care entity that contracts with the Oregon Health Plan. The total price for the fair value of the assets acquired, including intangible assets was $27,834. Approximately $22,947 of the purchase price has been allocated to intangible assets. The total purchase consideration included $13,793 in cash, $2,834 in common stock (378,987 shares) and $11,207 in liabilities incurred and assumed (including $6,511 paid in July). Also, the Company may pay future consideration in cash to be determined upon the achievement of certain financial results. The Company accrues for earn-out payments with respect to prior practice acquisitions when such amounts are probable and reasonably estimable. As of June 30, 1998, the Company has accrued $1,438 for future earn-out payments, of which $578 is included in additional paid-in capital for anticipated stock issuances while the remaining accrual for anticipated cash payments is included in other current liabilities.

The above acquisitions have been accounted for using the purchase method of accounting. The excess of the total purchase price over the fair value of the net tangible and identifiable intangible assets acquired generally represents the estimated future value of the management services agreements and are being amortized over the lesser of the term of the related management service agreements or 25 years using the straight-line method. The results of operations for the acquired businesses have been included in the consolidated financial statements of the Company from the dates of their acquisitions.

The following unaudited pro forma information presents the condensed consolidated results of operations for the six months ended June 30, 1997 and 1998 as if certain affiliations completed during the six months ended June 30, 1998 had occurred as of January 1, 1997. The pro forma results have been prepared for comparative purposes and include only those significant affiliations for which a Form 8-K was filed during the six months ended June 30, 1998. These pro forma results have been prepared for comparable purposes only and are not necessarily indicative of what the actual results of operations would have been had the practices been affiliated as of that date, nor does it purport to represent future operations of the Company:

                                                                         Six Months ended
                                                                             June 30,
                                                                           1997            1998
                                                                   ------------    ------------
Pro forma:
    Dental practice net patient service revenue                    $     19,129    $     45,230
    Net management fees                                                   6,357             935
    Net income attributable to common stock                                  62             534
    Income per share attributable to common
      stock - basic and diluted                                            0.02            0.07


(4)  Debt

On June 3, 1998, in connection with the private placement as discussed in note 5, the Company issued $30,000 of convertible subordinated notes (the "Subordinated Notes"). The Subordinated Notes bear interest at an annual rate of 7.0% and mature in May 2006. The Company utilized the proceeds for working capital requirements, to fund the purchase of dental practices assets and to repay all outstanding amounts due under the Company's current credit facility. Under certain circumstances, the Subordinated Notes are convertible into common and preferred stock.


(5)  Shareholders' Equity

As of January 1, 1997, GDS had only common stock outstanding and GMS had two classes of stock outstanding: common stock and preferred stock. GMS preferred stock outstanding consisted of convertible preferred stock - Series A, redeemable convertible preferred stock - Series B and convertible preferred stock - Series C. The redeemable convertible preferred stock - Series B, including dividends and the convertible preferred stock - Series A and C, were converted into 7,603,677 shares (3,384,302 shares of GDS common stock) of GMS common stock on November 4, 1997 prior to the merger. Upon closing of the merger between GMS and the Company, all 10,218,578 outstanding GMS common shares were converted into 4,548,161 shares of the Company's common stock.

On June 3, 1998, the Company completed a $45,000 private placement, consisting of $30,000 of Subordinated Notes and $15,000 of preferred stock of the Company. The Subordinated Notes have an eight year term and are convertible into shares of the Company's common stock at $9.21 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such Subordinated Notes. If certain events of default occur, the Subordinated Notes then outstanding will automatically convert into shares of Convertible Preferred Stock - Series B ("Preferred Stock - Series B") at a rate of one share of Preferred Stock - Series B for each thousand dollars in outstanding principal and accrued but unpaid interest on the Subordinated Notes, subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The Subordinated Notes and all outstanding shares of Preferred Stock shall be automatically converted into common stock (or, in the case of the Preferred Stock - Series A and Preferred Stock - Series C, redeemed at nominal cost) if the rolling 21-day average closing market price of the common stock on 20 out of any 30 consecutive trading days is more than $15.73 on or prior to May 18, 1999, more than $16.85 on or prior to May 18, 2000, or more than $17.98 at any time thereafter.

The Preferred Stock includes the following series: 100 shares of Preferred Stock
- Series A, all of which is issued and outstanding; 70,000 shares of Preferred Stock - Series B, none of which is presently outstanding but which will be issued automatically upon conversion of the then outstanding Subordinated Notes, as described above; 100 shares of Preferred Stock - C, all of which is issued and outstanding; and 2,000,000 shares of Convertible Preferred Stock - Series D ("Preferred Stock - Series D"), of which 1,628,663 shares are issued and outstanding. The shares of Preferred Stock Series B are convertible into shares of the Company's common stock at the rate of 108.58 shares of common stock for each share of Preferred Stock - Series B, and the shares of Preferred Stock - Series D are convertible into shares of the Company's common stock on a share for share basis, in each case subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The Preferred Stock of Series A and C are not convertible and have limited voting rights, but the holders of outstanding shares of Preferred Stock - Series A have, and upon the occurrence of certain events the holders of outstanding shares of Preferred Stock - Series C will have, the right to elect one member of Company's Board of Directors.

(6)  Subsequent Events

On July 28, 1998, the Company completed the acquisition of one DP located in Northern California, representing one clinical office location. The purchase price for this affiliation totaled $1,500 in cash, plus contingent payments to be made based on future performance. This affiliation was accounted for using the purchase method of accounting.

On July 31, 1998, the Company completed the acquisition of all the stock of Dedicated Dental Systems, Inc. ("Dedicated Dental"), a Bakersfield, California company which owns and operates eleven staff model dental offices pursuant to a license granted under the California Knox-Keene Health Care Service Plan Act of 1975. Also, pursuant to the terms of three asset purchase agreements, the Company completed the acquisition of the non-professional assets of related dental practices operating at four locations in southern California. The aggregate purchase price for this acquisition consisted of $16,431 in cash and 705,101 shares of Company common stock valued at $5,769. In addition to amounts paid at closing for the above acquisitions, the Company has agreed to make cash earnout payments in connection with the acquisition of the stock of Dedicated Dental if certain EBITDA targets are achieved in the first two years following the closing with an additional potential earnout payment for the third year following the closing, unless the sum of the prior earnout payments already exceeds $2,700. The Company also has agreed to make cash earnout payments as set forth in two of the asset purchase agreements based upon the EBITDA of the applicable related dental practices for the first two years following the closing.

On July 29, 1998, the Company restated its consolidated financial statements included in its previously filed Form 10-KSB for the year ended December 31, 1997 for the correction of an error in the weighted average number of shares of common stock outstanding. As a result of this correction, the following amounts were restated for the year ended December 31, 1997.

                                                                                     As
                                                                             Previously               As
                                                                               Reported         Restated
                                                                          -------------    -------------
      Weighted  average common shares utilized for the year ended
        December 31, 1997                                                     3,544,149         4,559,140
      Loss per share attributed to common stock - basic and diluted       $       (1.17)   $         (.91)
      Per share amount of restructuring plan charge recorded in the
        fourth quarter                                                    $         .32    $          .25
      Pro forma net loss per common and common equivalent share:
        As reported - basic and diluted                                   $       (1.17)   $         (.91)
        Pro Forma - basic and diluted                                     $       (1.28)   $         (.99)


Item 2.  Management's Discussion and Analysis or Plan of Operations

Overview

Gentle Dental Service Corporation is one of the largest providers of dental practice management services to multi-specialty dental practices in the United States. Including the Dedicated Dental Affiliation and other affiliations completed through August 14, 1998, the Company provides management services to dental practices at 81 dental offices with 321 dentists, including 91 specialists, and 820 operatories in selected markets in California, Washington, Oregon, Idaho and Hawaii.

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

Results of Operations

The Company reports dental practice net patient revenue and associated clinical salaries and benefits in those instances where the Company meets certain specific consolidation requirements established by the Emerging Issues Task Force ("EITF"), an advisory committee of the Financial Accounting Standards Board. In those instances where the specific requirements are not met, the Company reports net management fees revenue, and does not record any associated clinical salaries and benefits expense. Through December 31, 1997, the Oregon and Washington DPs (representing a significant portion of overall net patient revenues) were not included within the Company's consolidated financial statements, as the criteria for their consolidation were not met. Following the new MSAs entered into on January 1, 1998 with the Oregon and Washington DPs, all of the DPs affiliated with the Company except one are accounted for under the consolidation method of accounting as outlined in EITF 97-2. The remaining DP that has not met the criteria for consolidation has annualized patient revenues of approximately $3.7 million. This DP's operation was acquired effective April 1, 1997.

To provide a more meaningful comparison, the following discussion generally highlights changes in historical expense levels followed by comparison of expenses to the total dental practice net patient service revenue of consolidated and unconsolidated Affiliated Dental Practices for the three and six months ended June 30, 1997 and 1998.

Three Months Ended June 30, 1997 Statement of Operations Compared to Three Months Ended June 30, 1998 Statement of Operations

Dental Practice Net Patient Service Revenue. If all the affiliated dental practices were accounted for on the consolidated basis for financial reporting purposes, total dental practice net patient revenue reported would have been $12.9 million for the three months ended June 30, 1997 and $21.5 million for the three months ended June 30, 1998, representing a 67% increase. This growth in patient level revenues is directly attributed to nine affiliations completed during the year ended December 31, 1997 and four affiliations completed during the six months ended June 30, 1998, representing twenty-seven clinical locations.

Clinical Salaries and Benefits. Clinical salaries and benefits costs include all patient service provider staff compensation and related payroll costs at the consolidated DPs, including dentists, hygienists and dental assistants. If all the DPs were accounted for on the consolidated basis for financial reporting purposes, clinical salaries and benefits would have been $6.1 million for the three months ended June 30, 1997 and $9.9 million for the three months ended June 30, 1998. Practice clinical salaries and benefits as a percentage of dental practice net patient revenue for the three months ended June 30, 1997 and 1998 were 47.2% and 45.9%, respectively. This decrease as a percentage of revenues is the result of the new MSAs entered into with the Oregon and Washington DPs as of January 1, 1998. Also, the addition of Affiliated Dental Practices with the Company during the year ended December 31, 1997 and the six months ended June 30, 1998 contributed to the overall percentage decrease.

Practice Nonclinical Salaries and Benefits. Practice nonclinical salaries and benefits costs include all staff compensation and related payroll costs at the dental facilities other than dentists, hygienists and dental assistants. Total nonclinical salary costs increased 58.4% from $1.9 million for the three months ended June 30, 1997 to $3.1 million for the three months ended June 30, 1998. This increase was primarily attributable to the addition of costs from affiliations completed during the year ended December 31, 1997 and the six months ended June 30, 1998. If all Company revenue had been reported at the dental practice net patient revenue level, practice nonclinical salaries and benefits as a percentage of total revenue for the three months ended June 30, 1997 and 1998 would have been 14.9% and 14.2%, respectively.

Dental Supplies and Lab Costs. Total dental supplies and lab costs increased 66.0% from $1.5 million for the three months ended June 30, 1997 to $2.5 million for the three months ended June 30, 1998. The addition of Affiliated Dental Practices with the Company in 1997 and 1998 contributed to the increase. If all Company revenue had been recorded at the dental group net patient service revenue level, dental supplies and lab costs as a percentage of total revenue for the three months ended June 30, 1997 and 1998 would have been 11.5% for both periods ended.

Practice Occupancy. Practice occupancy expenses increased 43.3% from $822,000 for the three months ended June 30, 1997 to $1.2 million for the three months ended June 30, 1998. This increase in occupancy expenses is primarily attributable to the addition of costs from affiliations completed during the year ended December 31, 1997 and the six months ended June 30, 1998. If all Company revenue had been recorded at the dental practice net patient service revenue level, practice occupancy cost as a percentage of total revenue for the three months ended June 30, 1997 and 1998 would have been 6.4% and 5.5%, respectively. The expense mix of Affiliated Dental Practices affiliating with the Company in 1997 and 1998 contributed to the decrease in this percentage.

Practice Selling, General and Administrative Expenses. These costs include general office, advertising, professional services (excluding dentistry), travel and entertainment, local taxes, insurance, and other miscellaneous costs at the clinical office level. Practice selling, general and administrative expenses increased 65.0% from $1.2 million for the three months ended June 30, 1997 to $2.0 million for the three months ended June 30, 1998. If all Company revenue had been recorded at the dental group net patient service revenue level, practice selling, general and administrative expenses as a percentage of total revenue for the three months ended June 30, 1997 and 1998 would have been 12.2% and 9.2%, respectively. The expense mix of Affiliated Dental Practices affiliating with the Company in 1997 and 1998 contributed to the decrease in this percentage.

Corporate Selling, General and Administrative Expenses. Total corporate selling, general and administrative expenses increased 36.5% from $1.0 million for the three months ended June 30, 1997 to $1.4 million for the three months ended June 30, 1998. If all Company revenue had been recorded at the dental practice net patient service revenue level, corporate selling, general and administrative expenses as a percentage of total revenue for the three months ended June 30, 1997 and 1998 would have been 7.8% and 6.4%, respectively. The increase in total expense is a result the Company implementing infrastructure required to accommodate expected future growth. This decrease in expense as a percentage of revenue is consistent with the Company's strategy to increase the growth rate of revenue at an overall rate higher than the overall rate of expense growth.

Depreciation and Amortization. Total depreciation and amortization expense for the three months ended June 30, 1997 and 1998 was $420,000 and $859,000, respectively. The increase was primarily due to the addition of Affiliated Dental Practices with the Company in 1997 and 1998.

Interest Expense. Total interest expense increased from $71,000 for the three months ended June 30, 1997 to $620,000 for the three months ended June 30, 1998. This increase in interest expense was due to additional debt incurred to complete certain dental practice affiliations in 1997 and 1998.

Income Tax (Benefit) expense. For the three months ended June 30, 1997 the Company recognized no tax benefit resulting from its taxable loss as the probable utilization of any loss carryforwards was uncertain. For the three months ended June 30, 1998, the Company recognized a tax expense resulting from its taxable income. The effective tax rate for the tax expense recorded in 1998 was slightly higher than the statutory rate due to the Company's use of a tax-free merger structure for certain dental practice affiliations, resulting in amortization of certain intangible assets which are not deductible for tax purposes.

Six Months Ended June 30, 1997 Statement of Operations Compared to Six Months Ended June 30, 1998 Statement of Operations

Dental Practice Net Patient Service Revenue. If all the affiliated dental practices were accounted for on the consolidated basis for financial reporting purposes, total dental practice net patient revenue reported would have been $23.6 million for the six months ended June 30, 1997 and $40.3 million for the six months ended June 30, 1998, representing a 70.7% increase. This growth in patient level revenues is directly attributed to nine affiliations completed during the year ended December 31, 1997 and four affiliations completed during the six months ended June 30, 1998, representing twenty-seven clinical locations.

Clinical Salaries and Benefits. Clinical salaries and benefits costs include all patient service provider staff compensation and related payroll costs at the consolidated DPs, including dentists, hygienists and dental assistants. If all the DPs were accounted for on the consolidated basis for financial reporting purposes, clinical salaries and benefits would have been $11.3 million for the six months ended June 30, 1997 and $18.5 million for the six months ended June 30, 1998. Practice clinical salaries and benefits as a percentage of dental practice net patient revenue for the six months ended June 30, 1997 and 1998 were 47.9% and 46.0%, respectively. This decrease as a percentage of revenues is the result of the new MSAs entered into with the Oregon and Washington DPs as of January 1, 1998. Also, the addition of Affiliated Dental Practices with the Company during the year ended December 31, 1997 and the six months ended June 30, 1998 contributed to the overall percentage decrease.

Practice Nonclinical Salaries and Benefits. Practice nonclinical salaries and benefits costs include all staff compensation and related payroll costs at the dental facilities other than dentists, hygienists and dental assistants. Total nonclinical salary costs increased 70.9% from $3.4 million for the six months ended June 30, 1997 to $5.9 million for the six months ended June 30, 1998. This increase was primarily attributable to the addition of costs from affiliations completed during the year ended December 31, 1997 and the six months ended June 30, 1998. If all Company revenue had been reported at the dental practice net patient revenue level, practice nonclinical salaries and benefits as a percentage of total revenue for the six months ended June 30, 1997 and 1998 would have been 14.6% for both periods ended.

Dental Supplies and Lab Costs. Total dental supplies and lab costs increased 69.2% from $2.7 million for the six months ended June 30, 1997 to $4.5 million for the six months ended June 30, 1998. The addition of Affiliated Dental Practices with the Company in 1997 and 1998 contributed to the increase. If all Company revenue had been recorded at the dental group net patient service revenue level, dental supplies and lab costs as a percentage of total revenue for the six months ended June 30, 1997 and 1998 would have been 11.4% and 11.3%, respectively.

Practice Occupancy. Practice occupancy expenses increased 52.6% from $1.5 million for the six months ended June 30, 1997 to $2.3 million for the six months ended June 30, 1998. This increase in occupancy expenses is primarily attributable to the addition of costs from affiliations completed during the year ended December 31, 1997 and the six months ended June 30, 1998. If all Company revenue had been recorded at the dental practice net patient service revenue level, practice occupancy cost as a percentage of total revenue for the six months ended June 30, 1997 and 1998 would have been 6.3% and 5.6%, respectively. The expense mix of Affiliated Dental Practices affiliating with the Company in 1997 and 1998 contributed to the decrease in this percentage.

Practice Selling, General and Administrative Expenses. These costs include general office, advertising, professional services (excluding dentistry), travel and entertainment, local taxes, insurance, and other miscellaneous costs at the clinical office level. Practice selling, general and administrative expenses increased 87.7% from $2.0 million for the six months ended June 30, 1997 to $3.8 million for the six months ended June 30, 1998. If all Company revenue had been recorded at the dental group net patient service revenue level, practice selling, general and administrative expenses as a percentage of total revenue for the six months ended June 30, 1997 and 1998 would have been 11.5% and 9.7%, respectively. The expense mix of Affiliated Dental Practices affiliating with the Company in the later 1997 and 1998 contributed to the decrease in this percentage.

Corporate Selling, General and Administrative Expenses. Total corporate selling, general and administrative expenses increased 24.2% from $2.2 million for the six months ended June 30, 1997 to $2.8 million for the six months ended June 30, 1998. If all Company revenue had been recorded at the dental practice net patient service revenue level, corporate selling, general and administrative expenses as a percentage of total revenue for the six months ended June 30, 1997 and 1998 would have been 9.4% and 6.9%, respectively. The increase in total expense is a result the Company implementing infrastructure required to accommodate expected future growth. This decrease in expense as a percentage of revenue is consistent with the Company's strategy to increase the growth rate of revenue at an overall rate higher than the overall rate of expense growth.

Depreciation and Amortization. Total depreciation and amortization expense for the six months ended June 30, 1997 and 1998 was $816,000 and $1.6 million, respectively. The increase was primarily due to the addition of Affiliated Dental Practices with the Company in 1997 and 1998.

Interest Expense. Total interest expense increased from $193,000 for the six months ended June 30, 1997 to $1.0 million for the six months ended June 30, 1998. This increase in interest expense was due to additional debt incurred to complete certain dental practice affiliations in 1997 and 1998.

Income Tax (Benefit) expense. For the six months ended June 30, 1997 the Company recognized no tax benefit resulting from its taxable loss as the probable utilization of any loss carryforwards was uncertain. For the six months ended June 30, 1998, the Company recognized a tax benefit resulting from its taxable loss as management believes that the Company will be able to utilize available tax loss carryforwards. The effective tax rate for the tax benefit was lower than the statutory rate due to the Company's use of a tax-free merger structure for certain dental practice affiliations, resulting in amortization of certain intangible assets which are not deductible for tax purposes.


Liquidity and Capital Resources

At June 30, 1998, the Company's cash and cash equivalents were $16.2 million and working capital was $10.8 million. The increase in cash equivalents and working capital from December 31, 1997 is the result of a $45 million private placement of debt and preferred stock during the six months ended June 30, 1998, as discussed below.

Net cash used in operations was $842,000 and $1.8 million for the six-month periods ending June 30, 1997 and 1998, respectively. Net cash used in investing activities, principally dental practice affiliations, was $3.1 million and $15.5 million for the six-month periods ending June 30, 1997 and 1998, respectively. Net cash provided from financing activities was $2.5 million and $33.3 million for the six-month periods ending June 30, 1997 and 1998, respectively.

On January 1, 1998, the Company and its Washington and Oregon Affiliated Dental Practices entered into asset purchase and management service agreements (collectively, the "Agreements"). Under the terms of the Agreements, the Company acquired all of the fixed assets and assumed certain liabilities of these Affiliated Dental Practices. In exchange, the Company gave consideration of $1.7 million in addition to the assumption of certain liabilities, which was offset by the Company's $1.7 million receivable from these Affiliated Dental Practices. In addition, the Company will pay $575,000 in cash over 18 monthly installments. The new management services agreements meet the criteria for consolidation of the Affiliated Dental Practice accounts with the Company for financial reporting purposes.

During the six months ended June 30, 1998, the Company completed six dental practice affiliation transactions. These affiliations represent the purchased assets of twenty-one clinical locations for $13.8 million in cash, 378,987 shares of common stock valued at $2.8 million, liabilities incurred or assumed of $11.2 million (of which $6.5 million was paid in

July) and additional future consideration based upon financial performance targets. The affiliations were accounted for using the purchase method of accounting.

On July 28, 1998, the Company completed the acquisition of one DP located in Northern California, representing one clinical office location. The purchase price for this affiliation totaled $1.5 million in cash. This affiliation was accounted for using the purchase method of accounting.

On July 31, 1998, the Company completed the acquisition of all the stock of Dedicated Dental Systems, Inc. ("Dedicated Dental"), a Bakersfield, California company which owns and operates eleven staff model dental offices pursuant to a license granted under the California Knox-Keene Health Care Service Plan Act of 1975. Also, pursuant to the terms of three asset purchase agreements, the Company completed the acquisition of the non-professional assets of related dental practices operating at four locations in southern California. The aggregate purchase price for these affiliations consisted of $16.4 million in cash and 705,101 shares of Company common stock valued at $5.8 million.

In connection with certain completed affiliation transactions, the Company has agreed to pay to the sellers possible future consideration in the form of cash and stock. The amount of future consideration payable by the Company under earn-outs is generally computed based upon financial performance of the Affiliated Dental Practices during certain specified periods. The Company accrues for earn-out payments with respect to prior practice acquisitions when such amounts are probable and reasonably estimable. As of June 30, 1998, the Company has accrued $1.4 million for future earn-out payments, of which $578,000 is included in additional paid-in capital for anticipated stock issuances while the remaining accrual for anticipated cash payments is included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out to be paid, including amounts already accrued, is between $15 and $20 million over the next four years, of which up to $15 million is expected to be paid in cash.

A total of 254,901 outstanding shares of common stock issued at a price of $.45 per share and 339,246 outstanding shares of common stock issued at a price of $.225 per share are subject to, under certain events, repurchase by the Company at cost. One half of these shares are currently subject to repurchase as a result of the Company's failure to achieve certain specified performance targets during 1997 and are expected to be repurchased during 1998.

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

On June 3, 1998, the Company completed a $45 million private placement, consisting of $30 million of subordinated notes ("Subordinated Notes") and $15 million of preferred stock of the Company. The Subordinated Notes have an eight year term and are convertible into shares of the Company's common stock at $9.21 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such Subordinated Notes. If certain events of default occur, the Subordinated Notes then outstanding will automatically convert into shares of Convertible Preferred Stock - Series B ("Preferred Stock
- Series B") at a rate of one share of Preferred Stock - Series B for each thousand dollars in outstanding principal and accrued but unpaid interest on the Subordinated Notes, subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The Subordinated Notes and all outstanding shares of Preferred Stock shall be automatically converted into common stock (or, in the case of the Preferred Stock Series A and Preferred Stock - Series C, redeemed at nominal cost) if the rolling 21-day average closing market price of the common stock on 20 out of any 30 consecutive trading days is more than $15.73 on or prior to May 18, 1999, more than $16.85 on or prior to May 18, 2000, or more than $17.98 at any time thereafter.

The Preferred Stock includes the following series: 100 shares of Preferred Stock
- Series A, all of which is issued and outstanding; 70,000 shares of Preferred Stock - Series B, none of which is presently outstanding but which will be issued automatically upon conversion of the then outstanding Subordinated Notes, as described above; 100 shares of Preferred Stock - C, all of which is issued and outstanding; and 2,000,000 shares of Convertible Preferred Stock - Series D ("Preferred Stock - Series D"), of which 1,628,663 shares are issued and outstanding. The shares of Preferred Stock Series B are convertible into shares of the Company's common stock at the rate of 108.58 shares of common stock for each share of Preferred Stock - Series B, and the shares of Preferred Stock - Series D are convertible into shares of the Company's common stock on a share for share basis, in each case subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The Preferred Stock of Series A and C are not convertible.

The Company believes that proceeds from the expected expansion of the existing Credit Facility and cash flow from operations, if any, will be sufficient to fund its operations for the near future. The Company also believes that such funds will be sufficient to complete a number of other future practice affiliations and any possible future consideration from existing affiliations. However, to execute its long term business strategy, the Company will require substantial additional funding through additional long-term or short-term borrowing arrangements or through the public or private issuance of additional debt or equity securities to acquire new practices and to expand and maintain existing affiliated practices. There can be no assurance that any such financing will be available to the Company or will be available on terms acceptable to the Company.

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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On April 1, 1998, the Company issued 28,535 shares of common stock as part of the purchase price for the acquisition of assets of a dental practice. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder because the purchaser was an accredited investor within the meaning of Rule 501.

On May 31, 1998, the Company issued 24,834 shares of common stock as part of the purchase price for the stock of Managed Dental Care of Oregon, Inc. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder because the purchaser was an accredited investor within the meaning of Rule 501.

On June 3, 1998, the Company completed a $45 million private placement (the "Private Placement"), consisting of $30 million of 7% convertible subordinated notes (the "Subordinated Notes") and $15 million of preferred stock (the "Preferred Stock") of the Company. The Private Placement was consummated in a two-step transaction involving a small group of institutional investors (the "Investors"), including Chase Capital Partners, The Sprout Group, Accel Partners, Bessemer Venture Partners and St. Paul Venture Capital. The Investors purchased $13,500,204 of Preferred Stock and $25,500,000 of Subordinated Notes on May 18, 1998 and the remaining $1,499,796 of Preferred Stock and $4,500,000 of Subordinated Notes on June 3, 1998.

The Subordinated Notes have an eight year term and are convertible into shares of the Company's common at $9.21 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such Subordinated Notes. If certain events of default occur, the Subordinated Notes then outstanding will automatically convert into shares of Convertible Preferred Stock - Series B ("Preferred Stock - Series B") at a rate of one share of Preferred Stock - Series B for each thousand dollars in outstanding principal and accrued but unpaid interest on the Subordinated Notes, subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The Subordinated Notes and all outstanding shares of Preferred Stock shall be automatically converted into common stock (or, in the case of the Preferred Stock - Series A and Preferred Stock - Series C, redeemed at nominal cost) if the rolling 21-day average closing market price of the common stock on 20 out of any 30 consecutive trading days is more than $15.73 on or prior to May 18, 1999, more than $16.85 on or prior to May 18, 2000, or more than $17.98 at any time thereafter.

The Preferred Stock includes the following series: 100 shares of Preferred Stock
- Series A, all of which is issued and outstanding; 70,000 shares of Preferred Stock - Series B, none of which is presently outstanding but which will be issued automatically upon conversion of the then outstanding Subordinated Notes, as described above; 100 shares of Preferred Stock - C, all of which is issued and outstanding; and 2,000,000 shares of Convertible Preferred Stock - Series D ("Preferred Stock - Series D"), of which 1,628,663 shares are issued and outstanding. The shares of Preferred Stock Series B are convertible into shares of the Company's common stock at the rate of 108.58 shares of common stock for each share of Preferred Stock - Series B, and the shares of Preferred Stock - Series D are convertible into shares of the Company's common stock on a share for share basis, in each case subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The Preferred Stock of Series A and C are not convertible and have limited voting rights, but the holders of outstanding shares of Preferred Stock - Series A have, and upon the occurrence of certain events the holders of outstanding shares of Series C Preferred Stock will have, the right to elect one member of Company's Board of Directors.

Bear, Stearns & Co. Inc. acted as the placement agent for the Private Placement and received a commission for its services of $1.5 million and a warrant to purchase 40,000 shares of the Company's common stock at $9.21 per share. Investors received a closing fee equal to 1% of the principal amount of Convertible Notes purchased. The issuance of the Subordinated Notes and the Preferred Stock was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder because all of the Investors are accredited investors within the meaning of Rule 501.

On June 9, 1998, the Company issued 21,667 shares of common stock as part of the purchase price for the acquisition of assets of a dental practice. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder because the purchaser was an accredited investor within the meaning of Rule 501.

On June 30, 1998, the Company issued 182,425 shares of common stock as part of the purchase price for the acquisition of assets of Pacific Dental Services, Inc. and a related entity. The sale of the stock was exempt from registration under Section 4(2) of the Securities Act of 1933 because the two purchasers and each of the nine shareholders of the two purchasers, either alone or together with their legal and other advisors, had the knowledge and experience in business and financial matters to evaluate an investment in the Company, received information about the Company and made appropriate investment representations.

Item 4. Submission of Matters to a Vote of Security Holders

The 1998 Annual Meeting of Shareholders of the Company was held on June 4, 1998. Michael T. Fiore, Robert Finzi and H. Wayne Posey were re-elected as directors for a three-year term. Kathleen D. La Porte was re-elected as a director for a two-year term. Grant M. Sadler and L. Theodore Van Eerden were re-elected as directors for a one-year term. The terms of office of directors Gerald R. Aaron, Kenneth D. Hooten, Paul H. Keckley, Dany Y. Tse and Craig W. Wong continued after the meeting. The directors elected at the meeting were elected by the following votes:

         Name of Director           Votes For            Votes Withheld
         ----------------           ---------            --------------

         Michael T. Fiore           5,933,363                1,079
         Robert Finzi               5,933,363                1,079
         H. Wayne Posey             5,930,363                4,079
         Kathleen D. La Porte       5,930,263                4,179
         Grant M. Sadler            5,930,363                4,079
         L. Theodore Van Eerden     5,930,663                3,779


The shareholders also approved proposals to (a) amend the 1993 Stock Incentive Plan to increase the number of shares authorized for issuance under the plan from 1,000,000 to 2,000,000 shares, and (b) to ratify the selection of KPMG Peat Marwick LLP as the Company's independent auditors for 1998. These proposals were approved by the following votes:

                                                                                               Broker
         Proposal                           Votes For     Votes Against     Abstentions     Non-votes
         --------                           ---------     -------------     -----------     ---------
         Amendment of 1993 Stock            5,015,193     217,377                 2,200       958,765
         Incentive Plan

         Ratification of Auditors           5,931,365     1,506                   1,571       259,093


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits.

        3.1    Restated Articles of Incorporation of the Company.

        3.2    Articles of Amendment of the Company dated May 14, 1998.

        4.1 Securities Purchase Agreement dated May 12, 1998 by and between the Company and the purchasers named therein. Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated June 3, 1998 and filed on July 2, 1998.

        10.1 Employment Agreement dated June 1, 1998 between Michael T. Fiore and the Company.

        10.2 Employment Agreement dated July 1, 1998 between Dany Y. Tse and the Company.

        10.3 Employment Agreement dated June 1, 1998 between L. Theodore Van Eerden and the Company.

        27     Financial Data Schedule

(b)     Reports on Form 8-K.

        On May 15, 1998, the Company filed a Current Report on Form 8-K/A Amendment No. 1 to amend its previously filed Form 8-K relating to the acquisition on February 28, 1998 of substantially all of the assets of Affordable Dental Care, Inc. The amendment includes under Item 7 the combined financial statements of Affordable Dental Care, Inc. and Managed Dental Care of Oregon, Inc. as of and for the years ended December 31, 1996 and 1997, and pro forma financial information as of and for the year ended December 31, 1997.

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

                                       GENTLE DENTAL SERVICE CORPORATION
                                       ---------------------------------
                                                 (Registrant)


Date:  August 14, 1998                 By: NORMAN R. HUFFAKER
                                           -------------------------------------
                                           Norman R. Huffaker
                                           Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
  No.      Description
-------    -----------

  3.1      Restated Articles of Incorporation of the Company.

  3.2      Articles of Amendment of the Company dated May 14, 1998.

  4.1 Securities Purchase Agreement dated May 12, 1998 by and between the Company and the purchasers named therein. Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated June 3, 1998 and filed on July 2, 1998.

  10.1 Employment Agreement dated June 1, 1998 between Michael T. Fiore and the Company.

  10.2 Employment Agreement dated July 1, 1998 between Dany Y. Tse and the Company.

  10.3 Employment Agreement dated June 1, 1998 between L. Theodore Van Eerden and the Company.

  27       Financial Data Schedule