Form 10QSB
period 1998-09-30
GENTLE DENTAL SERVICE CORP
filed 1998-11-16
CIK 898807

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 000-23673
                        --------------------------------------------------------

                        GENTLE DENTAL SERVICE CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Washington                                   91-1577891
----------------------------------          ------------------------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of November 13, 1998, 9,027,960 shares of the issuer's common stock were outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (Unaudited, in thousands, except share amounts)

------------------------------------------------------------------------------------------------------------------------------
                                                                                              December 31,        September 30,
                                         Assets                                                      1997                 1998
                                                                                         ----------------     ----------------
Current assets:
    Cash and cash equivalents                                                            $            302     $          1,817
    Accounts receivable, net                                                                        6,331                9,376
    Receivables from affiliates                                                                     1,731                  193
    Supplies                                                                                        1,109                2,281
    Prepaid and other current assets                                                                1,726                2,358
                                                                                         ----------------     ----------------

           Total current assets                                                                    11,199               16,025
                                                                                         ----------------     ----------------

Property and equipment, net                                                                        10,084               14,850
Intangible assets, net                                                                             22,843               72,840
Other assets                                                                                          282                1,209
                                                                                         ----------------     ----------------

           Total assets                                                                  $         44,408     $        104,924
                                                                                         ================     ================

          Liabilities, Redeemable Common Stock and Shareholders' Equity

Current liabilities:
    Accounts payable                                                                     $          2,452     $          2,157
    Accrued payroll and payroll related costs                                                       2,084                4,207
    Other current liabilities                                                                       3,174                6,024
    Current portion of long-term debt and capital lease obligations                                   651                1,415
                                                                                         ----------------     ----------------

           Total current liabilities                                                                8,361               13,803
                                                                                         ----------------     ----------------

Long-term liabilities:
    Obligations under capital leases, net of current portion                                          581                  824
    Long-term debt, net of current portion                                                         13,842               15,031
    Convertible senior subordinated debt                                                                -               30,000
    Other long-term liabilities                                                                       115                  132
                                                                                         ----------------     ----------------

           Total long-term liabilities                                                             14,538               45,987
                                                                                         ----------------     ----------------

           Total liabilities                                                                       22,899               59,790
                                                                                         ----------------     ----------------

Redeemable common stock, no par value, 183,686 shares issued and
   outstanding in 1997 and 180,712 in 1998, respectively                                            2,130                2,095
                                                                                         ----------------     ----------------

Shareholders' equity:
    Preferred stock, 30,000,000 shares authorized:
       Preferred stock - Series A, no par value, 100 shares authorized, zero and 100 shares issued and outstanding in 1997 and 1998,
         respectively                                                                                   -                    1
       Convertible Preferred stock - Series B, no par value, 70,000 shares authorized, zero shares issued and outstanding in 1997
         and 1998                                                                                       -                    -
       Preferred stock - Series C, no par value, 100 shares authorized, zero and 100 shares issued and outstanding in 1997 and 1998,
         respectively                                                                                   -                    1
       Convertible Preferred stock - Series D, no par value, 2,000,000 shares authorized, zero and 1,628,663 shares issued and
         outstanding in 1997 and 1998, respectively                                                     -               12,286
    Common stock, no par value, 50,000,000 shares authorized, 7,530,781 and 8,798,963 shares issued and outstanding in 1997 and 1998,
      respectively                                                                                 21,784               32,184
     Additional paid-in capital                                                                     3,165                3,520
    Shareholder notes receivable                                                                     (304)                (318)
    Accumulated deficit                                                                            (5,266)              (4,635)
                                                                                         ----------------     ----------------
           Total shareholders' equity                                                              19,379               43,039
                                                                                         ----------------     ----------------
           Total liabilities, redeemable common stock and shareholders' equity           $         44,408     $        104,924
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

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

               (Unaudited, in thousands, except per share amounts)


-----------------------------------------------------------------------------------------------------------------------------
                                                                           Three Months Ended          Nine Months Ended
                                                                             September 30,               September 30,
                                                                               1997          1998          1997          1998
                                                                        -----------   -----------   -----------   -----------
Dental practice net patient service revenue                             $     8,740   $    29,031   $    19,810   $    67,534
Net management fees                                                           3,791           473        10,148         1,408
                                                                        -----------   -----------   -----------   -----------

           Net revenues                                                      12,531        29,504        29,958        68,942

Cost and expenses:
    Clinical salaries and benefits                                            4,099        13,098         9,246        30,762
    Practice nonclinical salaries and benefits                                2,321         4,143         5,764        10,028
    Dental supplies and lab expenses                                          1,856         3,451         4,545         8,000
    Practice occupancy expenses                                                 913         1,552         2,395         3,814
    Practice selling, general and administrative expenses                     1,129         2,614         3,169         6,434
    Corporate selling, general and administrative expenses                    1,635         1,746         3,868         4,531
    Depreciation and amortization                                               466         1,293         1,282         2,877
                                                                        -----------   -----------   -----------   -----------

           Operating income (loss)                                              112         1,607          (311)        2,496
                                                                        -----------   -----------   -----------   -----------

Nonoperating income (expense):
    Interest expense, net                                                      (169)         (777)         (362)       (1,820)
    Other income (expense), net                                                  28            (4)           19           (11)
                                                                        -----------   -----------   -----------   -----------

           Nonoperating expense, net                                           (141)         (781)         (343)       (1,831)
                                                                        -----------   -----------   -----------   -----------

           Income (loss) before income taxes                                    (29)          826          (654)          665

Provision for income taxes                                                        -            84             -            19
                                                                        -----------   -----------   -----------   -----------

           Net income (loss)                                                    (29)          742          (654)          646

Dividends on redeemable convertible preferred stock - Series B                 (288)            -          (829)            -
Accretion of redeemable common stock                                             (8)           (3)          (27)          (15)
                                                                        -----------   -----------   -----------   -----------

           Net income (loss) attributable to common stock               $      (325)  $       739   $    (1,510)  $       631
                                                                        ===========   ===========   ===========   ===========

Income (loss) per share attributable to common stock - basic            $      (.08)  $       .08   $      (.38)  $       .08
                                                                        ===========   ===========   ===========   ===========
Income (loss) per share attributable to common stock - diluted          $      (.08)  $       .07   $      (.38)  $       .07
                                                                        ===========   ===========   ===========   ===========


See accompanying notes to consolidated financial statements.

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                            (Unaudited, in thousands)

------------------------------------------------------------------------------------------------------------------------
                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                                    1997            1998
                                                                                            ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                                                       $       (654)   $        646
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                                              1,282           2,877
        Loss on disposal of assets                                                                    36               4
        Loss on investment in joint venture                                                           68               4
        Stock options granted to nonemployees                                                         42              41
        Interest accrued on shareholder notes receivables                                              -             (14)
        Deferred income taxes                                                                        127               -
    Change in assets and liabilities, net of the effect of
      acquisitions:
        Accounts receivable, net                                                                     733             325
        Receivables from affiliates                                                                 (493)           (181)
        Supplies                                                                                      13            (322)
        Prepaid expenses and other current assets                                                   (646)           (995)
        Other assets                                                                                (110)             38
        Accounts payable                                                                            (524)         (1,958)
        Accrued payroll and payroll related costs                                                    822             480
        Other liabilities                                                                            206            (771)
                                                                                            ------------    ------------

                Net cash provided by operating activities                                            902             174
                                                                                            ------------    ------------

Cash flows from investing activities:
    Purchase of property and equipment                                                            (1,337)         (2,431)
    Proceeds from sale of property and equipment                                                      22               -
    Cash paid for acquisitions, including direct costs,
      net of cash acquired                                                                        (7,661)        (40,178)
                                                                                            ------------    ------------

                Net cash used in investing activities                                             (8,976)        (42,609)
                                                                                            ------------    ------------

Cash flows from financing activities:
    Net payments on short-term borrowings                                                         (2,097)              -
    Net proceeds from credit facility                                                                  -           1,400
    Proceeds from issuance of long-term debt                                                       4,300          30,000
    Payments on long-term debt and obligations under capital leases                               (2,925)           (717)
    Payments of deferred financing costs                                                               -            (368)
    Proceeds from issuance of common and preferred stock                                           7,694          15,122
    Payments for common and preferred stock issuance costs                                          (918)         (1,465)
    Exercise of put rights                                                                          (103)            (50)
    Exercise of stock options                                                                         50              28
                                                                                            ------------    ------------

           Net cash provided by financing activities                                               6,001          43,950
                                                                                            ------------    ------------

           Increase (decrease) in cash and cash equivalents                                       (2,073)          1,515

Cash and cash equivalents, beginning of period                                                     2,220             302
                                                                                            ------------    ------------

Cash and cash equivalents, end of period                                                    $        147    $      1,817
                                                                                            ============    ============


See accompanying notes to consolidated financial statements.

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                               September 30, 1998

              Notes to Condensed Consolidated Financial Statements

          (Unaudited, in thousands, except per share and share amounts)


(1)  Organization

Gentle Dental Service Corporation ("GDS" or the "Company"), incorporated on December 14, 1992, is a Washington corporation headquartered in El Segundo, California. The Company is one of the largest providers of dental practice management services to multi-specialty dental practices in the United States. Including affiliations completed through November 13, 1998, the Company provides management services to dental practices at 92 dental offices with 352 dentists, including 103 specialists, and 915 operatories in selected markets in California, Washington, Oregon, Idaho and Hawaii.

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

In addition to the MSAs discussed above, the Company has entered into MSAs with certain DPs where the Company has not met the criteria for consolidation of the DPs' activities. In these circumstances, the Company does not consolidate the accounts of the DPs. Accordingly, the consolidated statements of operations exclude the net patient revenues and expenses of these DPs. Rather, the statements of operations include only the Company's net management fees revenue generated from those MSAs and the Company's expenses associated with those MSAs.

Effective January 1, 1998, the Company entered into new MSAs with certain DPs located in Oregon and Washington (the "Oregon and Washington DPs"), thereby meeting the criteria for consolidation of these DPs' financial statements with the Company. As a result of the new MSAs entered into with the Oregon and Washington DPs, as of January 1, 1998 all of the DPs within the Gentle Dental Network except one are accounted for under the consolidation method of accounting as outlined in EITF 97-2. Prior to January 1, 1998, the Oregon and Washington DPs were not consolidated.

The Company has a 50% investment in Celebration Dental Services L.L.C., a Florida limited liability company, which is accounted for on the equity basis of accounting and included in other expense, net.

Interim Reporting

The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to insure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997. The results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations for the entire year.

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

Net Income (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") in the fourth quarter of 1997. SFAS 128 simplifies the computation of earnings per share ("EPS") previously required by Accounting Principles Board (APB) Opinion No.15, "Earnings Per Share" by replacing primary and fully diluted EPS with basic and diluted EPS. Dilutive potential common shares represent shares issuable using the treasury stock method. Dilutive potential common shares have been excluded from the computation of loss per share for the three and nine months ended September 30, 1997as their effect is anti-dilutive. Shares issuable upon conversion of the subordinated notes payable and exercise of certain options and warrants have been excluded from the computation of diluted income per share for the three and nine months ended September 30, 1998 as their effect is anti-dilutive. Such excluded issuable shares were 4,394,883 and 3,453,044, respectively for three and nine months ended September 30, 1998. Loss per share for the three and nine-month periods ended September 30, 1997 have been restated in accordance with SFAS 128. The following table summarizes the computation of EPS:

                                                                   Three Months Ended                Nine Months Ended
                                                                      September 30,                    September 30,
                                                                       1997            1998            1997           1998
                                                               ------------   -------------    ------------   ------------
Net income (loss) attributable to common stock - basic
  and diluted                                                  $       (325)  $         739    $     (1,510)  $        631
                                                               ============   =============    ============   ============

Basic Shares Reconciliation:
  Weighted average common shares outstanding                      4,309,687       8,702,362       3,930,621      8,104,687
  Contingently issuable common shares                                     -          57,564               -         91,396
                                                               ------------   -------------    ------------   -------------
       Basic shares                                               4,309,687       8,759,926       3,930,621      8,196,083
                                                               ============   =============    ============   ============
 Income (loss) per share attributable to common stock
  - basic                                                      $       (.08)  $         .08    $       (.38)  $        .08
                                                               ============   =============    ============   ============


                                                                   Three Months Ended                Nine Months Ended
                                                                      September 30,                    September 30,
                                                                       1997            1998            1997           1998
                                                               ------------   -------------    ------------   ------------
Diluted Shares Reconciliation:
  Basic shares                                                    4,309,687       8,759,926       3,930,621      8,196,083
  Effects of dilutive potential common shares:
    Convertible preferred stock                                           -       1,628,664               -        813,139
    Warrants                                                              -          68,123               -        134,901
    Stock options                                                         -         242,209               -        297,601
    Put rights                                                            -          79,965               -         58,044
                                                               ------------   -------------    ------------   ------------
       Diluted shares                                             4,309,687      10,779,087       3,930,621      9,499,768
                                                               ============   =============    ============   ============
 Income (loss) per share attributable to common stock -
  diluted                                                      $       (.08)  $         .07    $       (.38)  $        .07
                                                               ============   =============    ============   ============


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

Reclassifications

Certain reclassifications have been made to the 1997 financial statements to conform to the presentation as of September 30, 1998. Such reclassifications had no effect on the Company's previously reported results of operations or financial position.


(3)  Dental Practice Acquisitions

The Company and its related Washington and Oregon DPs entered into asset purchase and management service agreements (collectively, the "Agreements") on January 1, 1998. The new MSA's meet the criteria for consolidation of the DP accounts with the Company for financial reporting purposes as outlined in EITF 97-2.

Under the terms of the Agreements, the Company acquired all of the fixed assets and assumed certain liabilities of the DPs. In exchange, the Company paid consideration of $1,674 in addition to the assumption of certain liabilities, which was offset by the Company's $1,674 receivable from the DPs. In addition, the Company will pay $575 in cash over 18 equal monthly installments and may pay future consideration, to be determined upon the achievement of certain financial results, as described in the Agreements.

During the nine months ended September 30, 1998, the Company acquired substantially all of the assets of 27 dental office locations, including cash, accounts receivable, supplies and fixed assets. Additionally, the Company acquired all of the outstanding capital stock of Managed Dental Care of Oregon, Inc., a dental care entity that contracts with the Oregon Health Plan, and all of the outstanding capital stock of Dedicated Dental Systems, Inc. ("Dedicated Dental"), a Bakersfield, California company which owns and operates eleven staff model dental offices pursuant to a license granted under the California Knox-Keene Health Care Service Plan Act of 1975.

The aggregate dental practice acquisition purchase price recorded during the nine months ended September 30, 1998, representing the fair value of the assets acquired, including intangible assets was $58,004. Approximately $51,389 of the purchase price has been allocated to intangible assets. The total purchase consideration included $40,178 in cash, $10,251 in common stock issued (1,223,741 shares), $6,141 in liabilities incurred and assumed, and $1,434 in accrued earnout from transactions completed in current and prior periods.

The Company has agreed to make future cash and stock earnout payments as set forth in various purchase agreements based upon the achievement of financial targets of the applicable related dental practices. The Company accrues for earn-out payments with respect to prior practice acquisitions when such amounts are probable and reasonably estimable. As of September 30, 1998, the Company has accrued $1,789 for future earn-out payments, of which $578 is included in additional paid-in capital for anticipated stock issuances while the remaining accrual for anticipated cash payments is included in other current liabilities. Earnouts are based upon future operating results. Accordingly, the calculation of accrued earnout liabilities is not precisely estimable. However, management believes the estimated total maximum earn-out to be paid, including amounts already accrued, is between $15,000 and $20,000 over the next four years, of which up to $15,000 is expected to be paid in cash.

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

The following unaudited pro forma information presents the condensed consolidated results of operations for the nine months ended September 30, 1997 and 1998 as if certain affiliations completed during the nine months ended September 30, 1998 had occurred as of January 1, 1997. The pro forma results have been prepared for comparative purposes and include only those significant affiliations for which a Form 8-K was filed during the nine months ended September 30, 1998. These pro forma results have been prepared for comparable purposes only and are not necessarily indicative of what the actual results of operations would have been had the practices been affiliated as of that date, nor does it purport to represent future operations of the Company:

                                                                                   Nine Months ended
                                                                                     September 30,
                                                                                     1997              1998
                                                                           --------------    --------------
     Pro forma:
         Dental practice net patient service revenue                       $       46,861    $       85,850
         Net management fees                                                       10,148             1,408
         Net income attributable to common stock                                      745             2,255
         Income per share attributable to common stock - basic                        .15               .25
         Income per share attributable to common stock - diluted                      .14               .22


(4)  Debt

On June 3, 1998, in connection with the private placement as discussed in note 5, the Company issued $30,000 of convertible subordinated notes (the "Subordinated Notes"). The Subordinated Notes bear interest at an annual rate of 7.0% and mature in May 2006. The Company utilized the proceeds for working capital requirements, to fund the purchase of dental practices assets and to repay all outstanding amounts due under the Company's current credit facility. Under certain circumstances, the Subordinated Notes are convertible into common and preferred stock (see note 6).

At September 30, 1998 the Company's credit facility provided for borrowing of up to $25,000. The credit facility provided that aggregate amounts borrowed under the credit facility for working capital purposes and letter of credit obligations may not exceed $4,000, and that remaining amounts available under the credit facility may be used by the Company for permitted acquisitions and capital expenditures. Subsequent to September 30, 1998, the credit facility was terminated at the option of the Company as the Company received funding under a new credit facility in the amount of $45,000 (see note 6).

 (5)   Shareholders' Equity

As of January 1, 1997, GDS had only common stock outstanding and GMS had two classes of stock outstanding: common stock and preferred stock. GMS preferred stock outstanding consisted of convertible preferred stock - Series A, redeemable convertible preferred stock - Series B and convertible preferred stock - Series C. The redeemable convertible preferred stock - Series B, including dividends, and the convertible preferred stock - Series A and C, were converted into 7,603,677 shares (3,384,302 shares of GDS common stock) of GMS common stock on November 4, 1997 prior to the merger. Upon closing of the merger between GMS and the Company, all 10,218,578 outstanding GMS common shares were converted into 4,548,161 shares of the Company's common stock.

On June 3, 1998, the Company completed a $45,000 private placement, consisting of $30,000 of Subordinated Notes and $15,000 of convertible preferred stock of the Company. The Subordinated Notes have an eight-year term and are convertible into shares of the Company's common stock at $9.21 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such Subordinated Notes. If certain events of default occur under the Company's credit facility, the Subordinated Notes then outstanding will automatically convert into shares of Convertible Preferred Stock - Series B ("Preferred Stock - Series B") at a rate of one share of Preferred Stock Series B for each thousand dollars in outstanding principal and accrued but unpaid interest on the Subordinated Notes, subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The Subordinated Notes and all outstanding shares of Preferred Stock shall be automatically converted into common stock (or, in the case of the Preferred Stock - Series A and Preferred Stock - Series C, redeemed at nominal cost) if the rolling 21-day average closing market price of the common stock on 20 out of any 30 consecutive trading days is more than $15.73 on or prior to May 18, 1999, more than $16.85 on or prior to May 18, 2000, or more than $17.98 at any time thereafter.

The Preferred Stock includes the following series: 100 shares of Preferred Stock
- Series A, all of which is issued and outstanding; 70,000 shares of Preferred Stock - Series B, none of which is presently outstanding but which will be issued automatically upon conversion of the then outstanding Subordinated Notes, as described above; 100 shares of Preferred Stock - C, all of which is issued and outstanding; and 2,000,000 shares of Convertible Preferred Stock - Series D ("Preferred Stock - Series D"), of which 1,628,663 shares are issued and outstanding. The shares of Preferred Stock - Series B are convertible into shares of the Company's common stock at the rate of 108.58 shares of common stock for each share of Preferred Stock - Series B, and the shares of Preferred Stock - Series D are convertible into shares of the Company's common stock on a share for share basis, in each case subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The Preferred Stock of Series A and C are not convertible and have limited voting rights, but the holders of outstanding shares of Preferred Stock - Series A have, and upon the occurrence of certain events the holders of outstanding shares of Preferred Stock - Series C will have, the right to elect one member of Company's Board of Directors.

(6)  Subsequent Events

On October 2, 1998, the Company received funding under a new senior revolving credit facility syndication led by The Chase Manhattan Bank. Union Bank of California, U.S. Bank, and Fleet Capital are also participating lenders. The new credit facility provides for a maximum borrowing of $45,000. The Company intends to use the credit facility for working capital requirements, to purchase non-professional dental practice assets of additional dental practices, and to purchase operating assets for existing affiliated dental practices. The revolving feature of the credit facility expires on September 30, 2001, at which time it will convert into a four year term loan to be repaid in 16 equal quarterly installments. Principal amounts owed under the credit facility bear interest, at varying amounts over either LIBOR or the prime rate, at the Company's option, based on the level of the Company's leverage ratio. The credit facility requires the Company to pay an unused commitment fee in an amount ranging from 0.375% to 0.750% per annum of the average daily amount by which the bank commitment under the credit facility exceeds the aggregate amount of all loans then outstanding. The credit facility also contains provisions requiring the maintenance of certain financial ratios and compliance with restrictive covenants, including consent of the lenders prior to making acquisitions over a specified purchase price. Furthermore, the obligations under this credit agreement are secured by substantially all assets of the Company and its subsidiaries.

On October 15, 1998, the Company and Dental Care Alliance, Inc. signed a definitive agreement to merge in a transaction expected to be accounted for as a pooling-of-interests. The proposed transaction will create one of the largest dental practice management companies in the nation. The new company will be affiliated with dental practices in California, Florida, Georgia, Hawaii, Idaho, Indiana, Michigan, Oregon, and Washington. Michael Fiore, Co-Chairman, President and Chief Executive Officer of Gentle Dental Service Corporation will become Co-Chairman and Chief Executive Officer of the new company. Steven Matzkin, DDS, Chairman and Chief Executive Officer of Dental Care Alliance, Inc. will become Co-Chairman, President and Chief Dental Officer of the new company.

In the proposed combination, the Company and Dental Care Alliance, Inc. each will become a wholly-owned subsidiary of a new Delaware corporation to be headquartered in El Segundo, California. In the merger, each share of Company common stock will be automatically converted into the right to receive one share of common stock of the new company. Each share of Company preferred stock will be converted into the right to receive one share of preferred stock of the new company with the same rights, preferences, and privileges as to the new company as the share of preferred stock had with the Company. Each share of Dental Care Alliance, Inc. common stock will be automatically converted into the right to receive 1.67 shares of common stock of the new company. The transaction is subject to various shareholder and regulatory approvals. In connection with the transaction, the new company filed a registration statement on Form S-4 with the Securities and Exchange Commission on October 30, 1998.

On October 30, 1998, the Company acquired all of the issued and outstanding shares of stock of Capitol Dental Care, Inc., an Oregon corporation, and purchased substantially all the assets of Dental Maintenance of Oregon, P.C., an Oregon professional corporation. As consideration for purchase of the capital stock of Capitol Dental Care, Inc., the Company issued a promissory note in the amount of $738. As consideration for purchase of the assets of Dental Maintenance of Oregon, P.C., the Company paid $6,088 in cash, and issued or assumed long-term notes of $1,613. Dental Management of Oregon, PC. can earn additional cash consideration based on the EBITDA of the acquired businesses for the first three years following the acquisition. Capitol Dental Care, Inc. provides capitated dental services under the Oregon Health Plan pursuant to a contract with the State of Oregon Office of Medical Assistance Programs. Dental Maintenance of Oregon, PC, is a dental practice with nine offices which provides professional dental care to patients and also subcontracts with Capitol Dental Care, Inc. to provide professional dental services to beneficiaries under the Oregon Health Plan. This affiliation was accounted for using the purchase method of accounting.

On October 30, 1998, the Company also completed the acquisition of a DP, representing one clinical office location. The purchase price for this affiliation totaled $1,200. The total purchase price is comprised of capital stock of $360 and a promissory note of $840 bearing interest at an annual rate of 8%, plus contingent payments to be made based on future performance. This affiliation was accounted for using the purchase method of accounting.


Item 2. Management's Discussion and Analysis or Plan of Operations

Overview

Gentle Dental Service Corporation is one of the largest providers of dental practice management services to multi-specialty dental practices in the United States. Including the affiliations completed through November 13, 1998, the Company provides management services to dental practices at 92 dental offices with 352 dentists, including 103 specialists, and 915 operatories in selected markets in California, Washington, Oregon, Idaho and Hawaii.

As part of a multi-specialty dental care delivery network, the Company provides management services to affiliated dental practices under long-term management service agreements. Under the terms of the management service agreements, the Company, among other things, bills and collects patient receivables and provides all administrative support services to the dental practices. The dentists employed through the Company's network of affiliated dental practices provide comprehensive general dentistry services and offer specialty dental services, which include orthodontics, periodontics, endodontics, pedodontics, prosthodontics, oral surgery and oral pathology. The Company's practice management services facilitate the delivery of convenient, high quality, comprehensive and affordable dental care to patients in a comfortable environment. The Company seeks to build geographically dense dental practice networks in selected markets through a combination of affiliating with existing dental practices and selectively developing new dental offices.

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included elsewhere in this Report on Form 10-QSB. The following discussion contains forward-looking statements. The Company's results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from the Company's recent results or those projected in the forward-looking statements include, without limitation, the Company's ability to complete affiliations necessary for its expansion plans, to integrate dental practices, attract and retain a sufficient number of qualified dental care professionals, the availability of financing to fund the Company's growth and operations, the enforceability of the provisions of the Company's Management Agreements and the legality of its business and relationships with Affiliated Dental Practices.

Results of Operations

To provide a more meaningful comparison, the following discussion generally compares (i) expenses to (ii) the total of dental practice net patient revenue of consolidated and unconsolidated affiliated dental practices. The Company reports dental practice net patient revenue and associated clinical salaries and benefits costs in those instances where the Company meets certain specific consolidation requirements established by the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board. In those instances where such consolidation requirements are not met, the Company (i) reports net management fee revenue and (ii) does not record any associated clinical salaries and benefits costs. Through December 31, 1997, net patient service revenue of certain affiliations in Oregon and Washington (representing a significant portion of overall net patient revenues) were not included within the Company's consolidated financial statements, as the EITF consolidation requirements were not met. As of January 1, 1998, the Company entered into new management services agreements with such affiliates. Consequently, all of the dental practices affiliated with the Company, except one, are now accounted for under the EITF consolidation requirements. The remaining dental practice, acquired April 1, 1997, has not met EITF consolidation requirements.

Three Months Ended September 30, 1997 Statement of Operations Compared to Three Months Ended September 30, 1998 Statement of Operations

Dental Practice Net Patient Service Revenue. Total revenues increased from $12.5 million for the three months ended September 30, 1997 to $29.5 million for the three months ended September 30, 1998, an increase of 136%. This increase is primarily attributable to the new management services agreements with certain Oregon and Washington affiliated dental practices, as discussed above, in addition to five affiliations completed during the second half of 1997 and ten affiliations completed during the nine months ended September 30, 1998, representing forty-nine current clinical locations.

If all the affiliated dental practices met the EITF consolidation requirements, total dental practice net patient revenue reported would have been $15.8 million for the three months ended September 30, 1997 and $29.9 million for the three months ended September 30, 1998, representing a 90% increase.

Clinical Salaries and Benefits. Clinical salaries and benefits costs include all patient service provider staff compensation and related payroll costs at the consolidated dental practices, including dentists, hygienists and dental assistants. Clinical salaries and benefits increased from $4.1 million for the three months ended September 30,1997 to $13.1 million for the three months ended September 30, 1998, an increase of 220%. This increase is attributed to the new management services agreements and affiliations as discussed above.

If all the dental practices met the EITF consolidation requirements, clinical salaries and benefits would have been $7.5 million for the three months ended September 30, 1997 and $13.5 million for the three months ended September 30, 1998. Practice clinical salaries and benefits as a percentage of dental practice net patient revenue for the three months ended September 30, 1997 and 1998 would have been 47.4% and 45.2%, respectively. This decrease as a percentage of revenues is the result of the new management services agreements entered into with the Oregon and Washington dental practices as discussed above. The affiliation of dental practices with the Company during the second half of 1997 and the nine months ended September 30, 1998 also contributed to the overall percentage decrease.

Practice Nonclinical Salaries and Benefits. Practice nonclinical salaries and benefits costs include all staff compensation and related payroll costs at the dental facilities other than dentists, hygienists and dental assistants. Total nonclinical salary costs increased 78% from $2.3 million for the three months ended September 30, 1997 to $4.1 million for the three months ended September 30, 1998. This increase was primarily attributable to the addition of costs from affiliations completed during the second half of 1997 and the nine months ended September 30, 1998.

If all the dental practices met the EITF consolidation requirements, practice nonclinical salaries and benefits as a percentage of total revenue for the three months ended September 30, 1997 and 1998 would have been 14.7% and 13.8%, respectively. The expense mix of the dental practices affiliated with the Company during the second half of 1997 and the nine months ended September 30, 1998 contributed to the percentage decrease.

Dental Supplies and Lab Expenses. Total dental supplies and lab costs increased 86% from $1.9 million for the three months ended September 30, 1997 to $3.5 million for the three months ended September 30, 1998. This increase was primarily attributable to the addition of costs from affiliations completed during the second half of 1997 and the nine months ended September 30, 1998.

If all the dental practices met the EITF consolidation requirements, dental supplies and lab costs as a percentage of total revenue for the three months ended September 30, 1997 and 1998 would have been 11.8% and 11.5%, respectively.

Practice Occupancy Expenses. Practice occupancy expenses increased 70% from $913,000 for the three months ended September 30, 1997 to $1.6 million for the three months ended September 30, 1998. This increase is primarily attributed to the addition of costs from affiliations completed during the second half of 1997 and the nine months ended September 30, 1998.

If all the dental practices met the EITF consolidation requirements, practice occupancy cost as a percentage of total revenue for the three months ended September 30, 1997 and 1998 would have been 5.8% and 5.2%, respectively. The expense mix of the dental practices affiliated with the Company during the second half of 1997 and the nine months ended September 30, 1998 contributed to the percentage decrease.

Practice Selling, General and Administrative Expenses. These costs include general office, advertising, professional services (excluding dentistry), travel and entertainment, local taxes, insurance, and other miscellaneous costs at the clinical office level. Practice selling, general and administrative expenses increased 132% from $1.1 million for the three months ended September 30, 1997 to $2.6 million for the three months ended September 30, 1998. This increase is attributed to the new management services agreements and affiliations as discussed above.

If all the dental practices met the EITF consolidation requirements, practice selling, general and administrative expenses as a percentage of total revenue for the three months ended September 30, 1997 and 1998 would have been 7.7% and 8.9%, respectively. These costs for the three months ended September 30, 1997 were lower due to favorable collections on accounts receivable resulting in a lower bad debt provision. Excluding the favorable impact of the favorable bad debt provision, practice selling, general and administrative expenses as a percentage of total revenue for the three months ended September 30, 1997 would have been 9.2%.

Corporate Selling, General and Administrative Expenses. Total corporate selling, general and administrative expenses increased 6.8% from $1.6 million for the three months ended September 30, 1997 to $1.7 million for the three months ended September 30, 1998. The increase in these expenses is the result of the Company implementing infrastructure required to accommodate expected future growth, a substantial part of which occurred in 1997.

If all the dental practices met the EITF consolidation requirements, corporate selling, general and administrative expenses as a percentage of total revenue for the three months ended September 30, 1997 and 1998 would have been 10.4% and 5.8%, respectively. The decrease as a percentage of revenue is consistent with the Company's strategy to leverage the corporate support costs on total company revenue growth.

Depreciation and Amortization. Total depreciation and amortization expense for the three months ended September 30, 1997 and 1998 was $466,000 and $1.3 million, respectively. This increase is primarily due to the addition of intangible and fixed assets resulting from the affiliation of dental practices with the Company during the second half of 1997 and the nine months ended September 30, 1998.

Interest Expense. Total interest expense increased from $169,000 for the three months ended September 30, 1997 to $777,000 for the three months ended September 30, 1998. This increase in interest expense was due to additional debt incurred under the Company's credit facility and the completion of a private placement to continue the Company's strategy of growth through additional practice affiliations.

Provision for income taxes. For the three months ended September 30, 1997 the Company recognized no tax benefit resulting from its taxable loss as the probable utilization of any loss carryforwards was uncertain. For the three months ended September 30, 1998, the Company recognized a tax expense resulting from its taxable income to offset the tax benefit recorded during the three months ended March 31, 1998, as the Company recognized a tax benefit resulting from its taxable loss for that period. Additional expense at statutory rates was not recorded during the three months ended September 30, 1998, as management believes that the Company will be able to utilize available federal and state loss carryforwards.

Nine Months Ended September 30, 1997 Statement of Operations Compared to Nine Months Ended September 30, 1998 Statement of Operations

Dental Practice Net Patient Service Revenue and Net Management fees. Total revenues increased from $30.0 million for the nine months ended September 30, 1997 to $68.9 million for the nine months ended September 30, 1998, an increase of 130%. This increase is primarily attributable to the new management service agreements with certain Oregon and Washington affiliated dental practices, as discussed above, in addition to five affiliations completed during the second half of 1997 and ten affiliations completed during the nine months ended September 30, 1998, representing forty-nine current clinical locations.

If all the dental practices met the EITF consolidation requirements, total dental practice net patient revenue reported would have been $39.4 million for the nine months ended September 30, 1997 and $70.3 million for the nine months ended September 30, 1998, representing a 78% increase.

Clinical Salaries and Benefits. Clinical salaries and benefits costs include all patient service provider staff compensation and related payroll costs at the consolidated dental practices, including dentists, hygienists and dental assistants. Clinical salaries and benefits increased from $9.2 million for the nine months ended September 30, 1997 to $30.8 million for the nine months ended September 30, 1998, an increase of 233%. This increase is attributed to the new management services agreements and affiliations as discussed above.

If all the dental practices met the EITF consolidation requirements, clinical salaries and benefits would have been $18.8 million for the nine months ended September 30, 1997 and $32.1 million for the nine months ended September 30, 1998. Practice clinical salaries and benefits as a percentage of dental practice net patient revenue for the nine months ended September 30, 1997 and 1998 were 47.7% and 45.6%, respectively. This decrease as a percentage of revenues is the result of the new management services agreements entered into with the Oregon and Washington dental practices as discussed above. The expense mix of the dental practices affiliated with the Company during the second half of 1997 and the nine months ended September 30, 1998 also contributed to the overall percentage decrease.

Practice Nonclinical Salaries and Benefits. Practice nonclinical salaries and benefits costs include all staff compensation and related payroll costs at the dental facilities other than dentists, hygienists and dental assistants. Total nonclinical salary costs increased 74% from $5.8 million for the nine months ended September 30, 1997 to $10.0 million for the nine months ended September 30, 1998. This increase was primarily attributable to the addition of costs from affiliations completed during the second half of 1997 and the nine months ended September 30, 1998.

If all the dental practices met the EITF consolidation requirements, practice nonclinical salaries and benefits as a percentage of total revenue for the nine months ended September 30, 1997 and 1998 would have been 14.6% and 14.3%, respectively. The expense mix of the dental practices affiliated with the Company during the second half of 1997 and the nine months ended September 30, 1998 contributed to the percentage decrease.

Dental Supplies and Lab Expenses. Total dental supplies and lab costs increased 76% from $4.5 million for the nine months ended September 30, 1997 to $8.0 million for the nine months ended September 30, 1998. This increase was primarily attributable to the addition of costs from affiliations completed during the second half of 1997 and the nine months ended September 30, 1998.

If all the dental practices met the EITF consolidation requirements, dental supplies and lab costs as a percentage of total revenue for the nine months ended September 30, 1997 and 1998 would have been 11.5% and 11.4%, respectively.

Practice Occupancy Expenses. Practice occupancy expenses increased 59% from $2.4 million for the nine months ended September 30, 1997 to $3.8 million for the nine months ended September 30, 1998. This increase is primarily attributed to the addition of costs from affiliations completed during the second half of 1997 and the nine months ended September 30, 1998.

If all the dental practices met the EITF consolidation requirements, practice occupancy cost as a percentage of total revenue for the nine months ended September 30, 1997 and 1998 would have been 6.1% and 5.4%, respectively. The expense mix of the dental practices affiliated with the Company during the second half of 1997and the nine months ended September 30, 1998 contributed to the percentage decrease.

Practice Selling, General and Administrative Expenses. These costs include general office, advertising, professional services (excluding dentistry), travel and entertainment, local taxes, insurance, and other miscellaneous costs at the clinical office level. Practice selling, general and administrative expenses increased 103% from $3.2 million for the nine months ended September 30, 1997 to $6.4 million for the nine months ended September 30, 1998. This increase is attributed to the new management services agreements and affiliations as discussed above.

If all the dental practices met the EITF consolidation requirements, practice selling, general and administrative expenses as a percentage of total revenue for the nine months ended September 30, 1997 and 1998 would have been 10.0% and 9.3%, respectively. The expense mix of the dental practices affiliated with the Company during the second half of 1997and the nine months ended September 30, 1998 contributed to the percentage decrease

Corporate Selling, General and Administrative Expenses. Total corporate selling, general and administrative expenses increased 17% from $3.9 million for the nine months ended September 30, 1997 to $4.5 million for the nine months ended September 30, 1998. The increase in these expenses is the result of the Company implementing infrastructure required to accommodate expected future growth, a substantial part of which occurred in 1997.

If all the dental practices met the EITF consolidation requirements, corporate selling, general and administrative expenses as a percentage of total revenue for the nine months ended September 30, 1997 and 1998 would have been 9.8% and 6.4%, respectively. The decrease as a percentage of revenue is consistent with the Company's strategy to leverage the corporate support costs on total company revenue growth.

Depreciation and Amortization. Total depreciation and amortization expense for the nine months ended September 30, 1997 and 1998 was $1.3 million and $2.9 million, respectively. This increase is primarily due to the addition of intangible and fixed assets resulting from the affiliation of dental practices with the Company during the second half of 1997 and the nine months ended September 30, 1998.

Interest Expense. Total interest expense increased from $362,000 for the nine months ended September 30, 1997 to $1.8 million for the nine months ended September 30, 1998. This increase in interest expense was due to additional debt incurred under the Company's credit facility and private placement to complete certain dental practice affiliations.

Provision for income taxes. For the nine months ended September 30, 1997 the Company recognized no tax benefit resulting from its taxable loss as the probable utilization of any loss carryforwards was uncertain. For the nine months ended September 30, 1998, the Company did not accrue a provision for income taxes as management believes that the Company will be able to utilize available federal and state tax loss carryforwards. The income tax expense recorded during the nine months ended September 30, 1998 represents incidental filing fees for various federal and state income tax returns.

Liquidity and Capital Resources

At September 30, 1998, the Company's cash and cash equivalents were $1.8 million and working capital was $2.2 million. Net cash provided by operations was $902,000 and $174,000 for the nine-month periods ending September 30, 1997 and 1998, respectively. The reduction of net cash provided by operations during the nine-months ended September 30, 1998 was directly attributed to the reduction of accounts payable and accrued liabilities outstanding at December 31, 1997. The significant level of such liabilities at December 31, 1997 was attributed to merger and restructure related costs between the Company and GMS Dental Group, Inc. as a result of the merger effective in November 1997. Net cash used in investing activities, principally dental practice affiliations, was $9.0 million and $42.6 million for the nine-month periods ending September 30, 1997 and 1998, respectively. Net cash provided from financing activities was $6.0 million and $40.0 million for the nine-month periods ending September 30, 1997 and 1998, respectively. The increase in net cash provided by financing activities during the nine-months ended September 30, 1998 was primarily attributed to the $45 million private placement completed during 1998 as further discussed below.

On January 1, 1998, the Company and certain Washington and Oregon affiliated dental practices entered into asset purchase and management service agreements (collectively, the "Agreements"). Under the terms of the Agreements, the Company acquired all of the fixed assets and assumed certain liabilities of these affiliated dental practices. In exchange, the Company gave consideration of $1.7 million in addition to the assumption of certain liabilities, which was offset by the Company's $1.7 million receivable from these affiliated dental practices. In addition, the Company will pay $575,000 in cash over 18 monthly installments. The transaction meets the criteria for consolidation of the affiliated dental practice accounts with the Company for financial reporting purposes.

During the nine months ended September 30, 1998, the Company acquired substantially all of the assets of 27 dental office locations, including cash, accounts receivable, supplies and fixed assets. Additionally, the Company acquired all of the outstanding capital stock of Managed Dental Care of Oregon, Inc., a dental care entity that contracts with the Oregon Health Plan, and all of the outstanding capital stock of Dedicated Dental Systems, Inc. ("Dedicated Dental"), a Bakersfield, California company which owns and operates eleven staff model dental offices pursuant to a license granted under the California Knox-Keene Health Care Service Plan Act of 1975.

The aggregate dental practice acquisition purchase price recorded during the nine months ended September 30, 1998, representing the fair value of the assets acquired, including intangible assets was $58,004. Approximately $51,389 of the purchase price has been allocated to intangible assets. The total purchase consideration included $40,178 in cash, $10,251 in common stock issued (1,223,741 shares), $6,141 in liabilities incurred and assumed, and $1,434 in accrued earnout from transactions completed in current and prior periods.

The Company has agreed to make future cash and stock earnout payments as set forth in various purchase agreements based upon the achievement of financial targets of the applicable related dental practices. The Company accrues for earn-out payments with respect to prior practice acquisitions when such amounts are probable and reasonably estimable. As of September 30, 1998, the Company has accrued $1,789 for future earn-out payments, of which $578 is included in additional paid-in capital for anticipated stock issuances while the remaining accrual for anticipated cash payments is included in other current liabilities. The Company estimates the total maximum earn-out to be paid, including amounts already accrued, is between $15 and $20 million over the next four years, of which up to $15 million is expected to be paid in cash.

A total of 254,901 outstanding shares of common stock issued at a price of $.45 per share and 339,246 outstanding shares of common stock issued at a price of $.225 per share are subject to, under certain events, repurchase by the Company at cost. One half of these shares are currently subject to repurchase as a result of the Company's failure to achieve certain specified performance targets during 1997.

On October 2, 1998, the Company received funding under a new senior revolving credit facility syndication led by The Chase Manhattan Bank. Union Bank of California, U.S. Bank, and Fleet Capital are also participating lenders. The new credit facility provides for a maximum borrowing of $45 million. The Company intends to use the credit facility for working capital requirements, to purchase non-professional dental practice assets of additional dental practices, and to purchase operating assets for existing affiliated dental practices. The revolving feature of the credit facility expires on September 30,

2001, at which time it will convert into a four year term loan to be repaid in 16 equal quarterly installments. Principal amounts owed under the credit facility bear interest, at varying amounts over either LIBOR or the prime rate, at the Company's option, based on the level of the Company's leverage ratio. The credit facility requires the Company to pay an unused commitment fee in an amount ranging from 0.375% to 0.750% per annum of the average daily amount by which the bank commitment under the credit facility exceeds the aggregate amount of all loans then outstanding. . The credit facility also contains provisions requiring the maintenance of certain financial ratios and compliance with restrictive covenants, including consent of the lenders prior to making acquisitions over a specified purchase price. Furthermore, the obligations under this credit agreement are secured by substantially all assets of the Company and its subsidiaries.

On June 3, 1998, the Company completed a $45 million private placement with Chase Capital and existing venture capital investors, consisting of $30 million of subordinated notes ("Subordinated Notes") and $15 million of convertible preferred stock of the Company. The Subordinated Notes have an eight-year term and are convertible into shares of the Company's common stock at $9.21 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such Subordinated Notes. If certain events of default occur, the Subordinated Notes then outstanding will automatically convert into shares of Convertible Preferred Stock - Series B ("Preferred Stock
- Series B") at a rate of one share of Preferred Stock - Series B for each thousand dollars in outstanding principal and accrued but unpaid interest on the Subordinated Notes, subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The Subordinated Notes and all outstanding shares of Preferred Stock shall be automatically converted into common stock (or, in the case of the Preferred Stock - Series A and Preferred Stock - Series C, redeemed at nominal cost) if the rolling 21-day average closing market price of the common stock on 20 out of any 30 consecutive trading days is more than $15.73 on or prior to May 18, 1999, more than $16.85 on or prior to May 18, 2000, or more than $17.98 at any time thereafter.

The Preferred Stock includes the following series: 100 shares of Preferred Stock
- Series A, all of which is issued and outstanding; 70,000 shares of Preferred Stock - Series B, none of which is presently outstanding but which will be issued automatically upon conversion of the then outstanding Subordinated Notes, as described above; 100 shares of Preferred Stock - C, all of which is issued and outstanding; and 2,000,000 shares of Convertible Preferred Stock - Series D ("Preferred Stock - Series D"), of which 1,628,663 shares are issued and outstanding. The shares of Preferred Stock - Series B are convertible into shares of the Company's common stock at the rate of 108.58 shares of common stock for each share of Preferred Stock - Series B, and the shares of Preferred Stock - Series D are convertible into shares of the Company's common stock on a share for share basis, in each case subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The Preferred Stock of Series A and C are not convertible.

The Company believes that proceeds from the credit facility and cash flow from operations will be sufficient to fund its operations for the near future. The Company also believes that such funds will be sufficient to complete a number of other future practice affiliations and any possible future consideration from existing affiliations. However, to execute its long term business strategy, the Company will require substantial additional funding through additional long-term or short-term borrowing arrangements or through the public or private issuance of additional debt or equity securities to acquire new practices and to expand and maintain existing affiliated practices. There can be no assurance that any such financing will be available to the Company or will be available on terms acceptable to the Company.

Year 2000 Compliance

Many existing computer programs use only two digits to identify a year in a data field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 or earlier. The Year 2000 issue affects us in that the dental practice management business is dependent on computer applications, such as management information systems and financial and accounting systems.

Based upon confirmations received from some of the significant management information systems and financial and accounting systems software licensors, certain of our significant systems are currently believed to be Year 2000 compliant or are expected to be Year 2000 compliant by April 1999. We are in the process of verifying whether our other management information systems and financial and accounting systems are or will be Year 2000 compliant. We expect that we may have to incur internal staff costs as well as consulting and other expenses related to Year 2000 and are currently developing an estimate of the costs to be incurred as a result of the Year 2000 compliance effort.

As part of these preparations, we have contacted or intend to contact vendors, third-party and governmental payors and other third parties upon whose services we rely on to determine their Year 2000 compliance. We have contacted certain of our significant vendors who have confirmed to us that they are or expect to be Year 2000 compliant. Management believes that in the event that any of its major suppliers are unable to provide the Company with supplies necessary to conduct the Company's business, the Company will be able to find suitable alternative suppliers. However, there can be no assurance that the Company will be able to obtain such products at existing or comparable prices. Also, we anticipate that many third-party and governmental payors may not be Year 2000 compliant. Failure of third-party or governmental payors to achieve Year 2000 compliance could have a material adverse effect on our business, financial condition or results of operations.

Although we believe that the steps we are taking will be adequate to ensure that we will not be materially affected by the Year 2000 problem, there can be no assurance that these actions will protect us from the risks associated with the Year 2000 problem. The analysis of, and preparation for, the Year 2000 and related problems necessarily rely on a variety of assumptions about future events, and there can be no assurance that we will accurately predict such future events or that any remedial and contingency plans that may be adopted will adequately address such future events.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On July 31, 1998, the Company completed the acquisition of all the stock of Dedicated Dental Systems, Inc. ("Dedicated Dental"), a Bakersfield, California company which owns and operates eleven staff model dental offices pursuant to a license granted under the California Knox-Keene Health Care Service Plan Act of 1975. Also, pursuant to the terms of three asset purchase agreements, the Company completed the acquisition of the non-professional assets of related dental practices operating at four locations in southern California. The Company issued 705,101 shares of common stock as part of the purchase price for these acquisitions. The issuance of the shares was exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder because all the purchasers were accredited investors within the meaning of Rule 501 of Regulation D.

On August 31, 1998, the Company issued 88,235 shares of common stock in connection with the acquisition of a dental practice. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder because the purchaser was an accredited investor within the meaning of Rule 501 of Regulation D.

On June 30, 1998, the Company issued warrants to purchase 50,000 shares of common stock in connection with the acquisition of a dental practice. The issuance of the warrants was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder because all purchasers were accredited investors within the meaning of Rule 501 of Regulation D.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

     10.1 Credit Agreement, dated September 30, 1998, by and among Gentle Dental Service Corporation, Gentle Dental Management, Inc., the Guarantors (named therein), the Lenders (named therein), Union Bank of California, N.A., as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent. Incorporated by reference to
            Exhibit 10.43 of the Registration Statement on Form S-4 filed by Wisdom Holdings, Inc. on October 30, 1998 (Registration No. 333-66475).

     27     Financial Data Schedule.

(b)  Reports on Form 8-K.

     On July 2, 1998, the Company filed a Current Report on Form 8-K to report under Item 5 the completion of a $45 million private placement consisting of $30 million in 7% convertible subordinated debt and $15 million in shares of convertible preferred stock of the Company. No financial statements were included in the report.

     On July 15, 1998, the Company filed a Current Report on Form 8-K to report under Item 2 the acquisition on June 30, 1998 of certain assets of Pacific Dental Services, Inc. and related entities. No financial statements were included in the report.

     On August 14, 1998, the Company filed a Current Report on Form 8-K to report under Item 2 the acquisition on July 31, 1998 of all of the outstanding capital stock of Dedicated Dental Systems, Inc. and substantially all of the assets of certain related dental practices. No financial statements were included in the report.

     On September 14, 1998, the Company filed a Current Report on Form 8-K/A Amendment No. 1 to amend its previously filed Form 8-K relating to the acquisition on June 30, 1998 of certain assets of Pacific Dental Services, Inc. and related entities. The amendment includes under Item 7 the consolidated financial statements of Pacific Dental Services, Inc. as of and for the periods ended December 31, 1997 and March 31, 1998, financial statements of TG3 Dental Services as of and for the periods ended December 31, 1997 and March 31, 1998, and pro forma financial information as of March 31, 1998 and for the periods ended December 31, 1997 and March 31, 1998.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       GENTLE DENTAL SERVICE CORPORATION
                                       ---------------------------------
                                                  (Registrant)


Date:  November 16, 1998                By:  NORMAN R. HUFFAKER
       ---------------------------           -----------------------------------
                                             Norman R. Huffaker
                                             Chief Financial Officer