Form 10QSB/A
period 1998-09-30
GENTLE DENTAL SERVICE CORP
filed 1999-01-26
CIK 898807

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1998
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number:     000-23673
                        --------------------------------------------------------


                        GENTLE DENTAL SERVICE CORPORATION
        (Exact name of small business issuer as specified in its charter)


            Washington                                      91-1577891
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

PART I - FINANCIAL INFORMATION

This Form 10-QSB/A is filed solely to update the "Management's Discussion and Analysis" section so as to be consistent with the "Management's Discussion and Analysis" section regarding Gentle Dental Service Corporation (the "Company") contained in the Registration Statement on Form S-4 of Wisdom Holdings, Inc., Registration No. 333-66475.

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

Results of Operations

The Company reports dental practice net patient revenue and associated clinical salaries and benefits costs in those instances where the Company meets certain specific consolidation requirements established by the Emerging Issues Task Force of the Financial Accounting Standards Board. In those instances where such consolidation requirements are not met, the Company reports net management fees revenue and does not record any associated clinical salaries and benefits costs. Through December 31, 1997, certain affiliations in Oregon and Washington (representing a significant portion of overall net patient revenues) were not included within the Company's consolidated financial statements, as the consolidation requirements described above were not met. As of January 1, 1998, The Company entered into new management services agreements with such affiliations. Consequently, all of the dental practices affiliated with the Company, except one, are now accounted for under the consolidation requirements described above. The remaining dental practice, acquired effective April 1, 1997, has not met the Emerging Issues Task Force consolidation requirements.

Three Months Ended September 30, 1997 Statement of Operations Compared to Three Months Ended September 30, 1998 Statement of Operations

Dental Practice Net Patient Revenue and Net Management Fees. Dental practice net patient revenue increased from $8.7 million for the three months ended September 30, 1997 to $29.0 million for the three months ended September 30, 1998, an increase of 232%. Of this growth, approximately $13.5 million is primarily due to five affiliations completed during the second half of 1997 and ten affiliations completed during the nine months ended September 30, 1998, representing forty-nine current clinical locations. These affiliations have management services agreements that meet the Emerging Issues Task Force consolidation requirements. The remaining growth of $6.8 million is due to consolidating the results of certain Oregon and Washington affiliations during 1998 as a result of their new management services agreements dated January 1, 1998 meeting the Emerging Issues Task Force criteria for consolidation.

Net management fees decreased from $3.8 million for the three months ended September 30, 1997 to $473,000 for the three months ended September 30, 1998. This decrease is directly related to the Company consolidating the operating results of the Oregon and Washington affiliations discussed above, thereby eliminating management fees revenue in the consolidated financial statements. Currently, there is one remaining affiliation that does not meet the Emerging Issues Task Force criteria for consolidation.

Clinical Salaries and Benefits. Clinical salaries and benefits costs include all patient service provider staff compensation and related payroll costs at the consolidated dental practices, including dentists, hygienists and dental assistants. Clinical salaries and benefits increased 220% from $4.1 million for the three months ended September 30, 1997 to $13.1 for the three months ended September 30, 1998. Of this growth, approximately $6.1 million is primarily due to five affiliations completed during the second half of 1997 and ten affiliations completed during the nine months ended September 30, 1998, representing forty-nine current clinical locations. These affiliations have management services agreements that meet the Emerging Issues Task Force consolidation requirements. The remaining growth of $2.9 million is due to consolidating the operating results of certain Oregon and Washington affiliations during 1998.

Practice clinical salaries and benefits as a percentage of dental practice net patient revenue for the three months ended September 30, 1997 and 1998 were 46.9% and 45.1%, respectively. Consolidating the operating results of the Oregon and Washington affiliations and the addition of affiliated dental practices with Gentle Dental in the second half of 1997 and the nine months ended September 30, 1998 contributed to this percentage decrease.

Practice Nonclinical Salaries and Benefits. Practice nonclinical salaries and benefits costs include all staff compensation and related payroll costs at the dental facilities other than dentists, hygienists and dental assistants. Practice nonclinical salaries and benefits costs increased 78.5% from $2.3 million for the three months ended September 30, 1997 to $4.1 million for the three months ended September 30, 1998. This increase was primarily due to the addition of costs from affiliations completed during the second half of 1997 and during the nine months ended September 30, 1998.

Dental Supplies and Lab Expenses. Dental supplies and lab costs increased 85.9% from $1.9 million for three months ended September 30, 1997 to $3.5 million for the three months ended September 30, 1998. This increase was primarily due to the addition of costs from affiliations completed during the second half of 1997 and the nine months ended September 30, 1998.

Practice Occupancy Expenses. Practice occupancy expenses increased 70.0% from $913,000 for the three months ended September 30, 1997 to $1.6 million for the three months ended September 30, 1998. This increase was primarily due to the addition of costs from affiliations completed during the second half of 1997 and the nine months ended September 30, 1998.

Practice Selling, General and Administrative Expenses. These costs include general office, advertising, professional services (excluding dentistry), travel and entertainment, local taxes, insurance, and other miscellaneous costs at the dental facilities. Practice selling, general and administrative expenses increased 132% from $1.1 million for the three months ended September 30, 1997 to $2.6 million for the three months ended September 30, 1998. This increase was primarily due to the addition of costs from affiliations completed during the second half of 1997 and the nine months ended September 30, 1998.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses increased 6.8% from $1.6 million for the three months ended September 30, 1997 to $1.7 million for the three months ended September 30, 1998. The increase in these expenses is the result of the Company implementing infrastructure required to accommodate expected future growth.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 1997 and 1998 was $466,000 and $1.3 million, respectively. This increase was primarily due to the addition of costs from affiliations completed during the second half of 1997 and the nine months ended September 30, 1998.

Interest Expense. Interest expense increased from $169,000 for the three months ended September 30, 1997 to $777,000 for the three months ended September 30, 1998. This increase in interest expense was due to additional debt incurred under the Company's credit facility and private placement to complete certain dental practice affiliations.

Provision for income taxes. For the three months ended September 30, 1997 the Gentle Dental recognized no tax benefit resulting from its taxable loss as the probable utilization of any loss carryforwards was uncertain. For the three months ended September 30, 1998, the Company recognized a tax expense resulting from its taxable income to offset the tax benefit recorded during the three months ended March 31, 1998, as the Company recognized a tax benefit resulting from its taxable loss for that period. Additional expense at statutory rates was not recorded during the three months ended September 30, 1998, as management believes that the Company will be able to utilize available federal and state loss carryfowards.

Nine Months Ended September 30, 1997 Statement of Operations Compared to Nine Months Ended September 30, 1998 Statement of Operations

Dental Practice Net Patient Service Revenue and Net Management fees. Dental practice net patient revenue increased from $19.8 million for the nine months ended September 30, 1997 to $67.5 million for the nine months ended September 30, 1998, an increase of 241%. Of this growth, approximately $27.5 million is primarily due to five affiliations completed during the second half of 1997 and ten affiliations completed during the nine months ended September 30, 1998, representing forty-nine current clinical locations. These affiliations have management services agreements that meet the Emerging Issues Task Force consolidation requirements. The remaining growth of $20.2 million is due to consolidating the operating results of certain Oregon and Washington affiliations during 1998 as a result of their new management services agreements dated January 1, 1998 meeting the Emerging Issues Task Force criteria for consolidation.

Net management fees decreased from $10.1 million for the nine months ended September 30, 1997 to $1.4 million for the nine months ended September 30, 1998. This decrease is directly related to Gentle Dental consolidating the operating results of the Oregon and Washington affiliations discussed above, thereby eliminating management fees revenue in the consolidated financial statements. Currently, there is one remaining affiliation that does not meet the Emerging Issues Task Force criteria for consolidation.

Clinical Salaries and Benefits. Clinical salaries and benefits increased 233% from $9.2 million for nine months ended September 30, 1997 to $30.8 for the nine months ended September 30, 1998. Of this growth, approximately $12.7 million is primarily due to five affiliations completed during the second half of 1997 and ten affiliations completed during the nine months ended September 30, 1998, representing forty-nine current clinical locations. These affiliations have management services agreements that meet the Emerging Issues Task Force consolidation requirements. The remaining growth of $8.9 million is due to consolidating the operating results of certain Oregon and Washington affiliations during 1998.

Practice clinical salaries and benefits as a percentage of dental practice net patient revenue for the nine months ended September 30, 1997 and 1998 were 46.7% and 45.6%, respectively. Consolidating the operating results of the Oregon and Washington affiliations and the addition of affiliated dental practices with Gentle Dental in the second half of 1997 and the nine months ended September 30, 1998 contributed to this percentage decrease.

Practice Nonclinical Salaries and Benefits. Practice nonclinical salaries and benefits costs increased 73.9% from $5.8 million for the nine months ended September 30, 1997 to $10.0 million for the nine months ended September 30, 1998. This increase was primarily due to the addition of costs from affiliations completed during the second half of 1997 and during the nine months ended September 30, 1998.

Dental Supplies and Lab Expenses. Dental supplies and lab costs increased 76.0% from $4.5 million for nine months ended September 30, 1997 to $8.0 million for the nine months ended September 30, 1998. This increase was primarily due to the addition of costs from affiliations completed during the second half of 1997 and the nine months ended September 30, 1998.

Practice Occupancy Expenses. Practice occupancy expenses increased 59.2% from $2.4 million for the nine months ended September 30, 1997 to $3.8 million for the nine months ended September 30, 1998. This increase was primarily due to the addition of costs from affiliations completed during the second half of 1997 and the nine months ended September 30, 1998.

Practice Selling, General and Administrative Expenses. Practice selling, general and administrative expenses increased 103% from $3.2 million for the nine months ended September 30, 1997 to $6.4 million for the nine months ended September 30, 1998. This increase was primarily due to the addition of costs from affiliations completed during the second half of 1997 and the nine months ended September 30, 1998.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses increased 17.1% from $3.9 million for the nine months ended September 30, 1997 to $4.5 million for the nine months ended September 30, 1998. The increase in these expenses is the result of the Company implementing infrastructure required to accommodate expected future growth.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 1997 and 1998 was $1.3 million and $2.9 million, respectively. This increase was primarily due to the addition of costs from affiliations completed during the second half of 1997 and the nine months ended September 30, 1998.

Interest Expense. Interest expense increased from $362,000 for the nine months ended September 30, 1997 to $1.8 million for the nine months ended September 30, 1998. This increase in interest expense was due to additional debt incurred under the Company's credit facility and private placement to complete certain dental practice affiliations.

Provision for income taxes. For the nine months ended September 30, 1997 the Company recognized no tax benefit resulting from its taxable loss as the probable utilization of any loss carryforwards was uncertain. For the nine months ended September 30, 1998, the Company did not accrue a provision for income taxes as management believes that the Gentle Dental will be able to utilize available federal and state tax loss carryforwards. The income tax expense recorded during the nine months ended September 30, 1998 represents incidental filing fees for various federal and state income tax returns.

Liquidity and Capital Resources

At September 30, 1998, the Company's cash and cash equivalents were $1.8 million, representing a $1.5 million increase in cash and cash equivalents available at December 31, 1997 of $302,000. Working capital at September 30, 1998 of $2.2 million represents a decrease of $616,000 from working capital of $2.8 million at December 31, 1997. The decrease is the result of the use of working capital for acquisitions.

Net cash provided by operations was $902,000 and $174,000 for the nine months ended September 30, 1997 and 1998, respectively. The reduction of net cash provided by operations during the nine months ended September 30, 1998 was directly attributed to the reduction of accounts payable and accrued liabilities outstanding at December 31, 1997. The significant level of such liabilities at December 31, 1997 was attributed to merger and restructure plan related costs between the Company and GMS Dental Group, Inc. as a result of the merger effective in November 1997. The remaining liabilities related to the restructure amounted to $195,000 at September 30, 1998. Net cash used in investing activities, principally dental practice affiliations, was $9.0 million and $42.6 million for the nine months ended September 30, 1997 and 1998, respectively. Net cash provided from financing activities was $6.0 million and $44.0 million for the nine months ended September 30, 1997 and 1998, respectively. The increase in net cash provided by financing activities during the nine months ended September 30, 1998 was primarily attributed to the $45 million private placement completed during 1998 as further discussed below.

On January 1, 1998, the Company and certain Washington and Oregon affiliated dental practices entered into asset purchase and management service agreements. Under the terms of such agreements, the Company acquired all of the fixed assets and assumed certain liabilities of such affiliated dental practices. In exchange, the Company gave consideration of $1.7 million in addition to the assumption of certain liabilities, which was offset by the Company's $1.7 million receivable from such affiliated dental practices. In addition, the Company is required to pay $575,000 in cash over 18 monthly installments.

During the nine months ended September 30, 1998, the company acquired substantially all of the assets of 27 dental office locations, including cash, accounts receivable, supplies and fixed assets. Additionally, the Company acquired all of the outstanding capital stock of Managed Dental Care of Oregon, Inc., a dental care entity that contracts with the Oregon Health Plan. The Company also acquired all of the outstanding capital stock of Dedicated Dental Systems, Inc., a Bakersfield, California company which owns and operates eleven staff model dental offices under a license granted within the California Knox-Keene Health Care Service Plan Act of 1975. All such affiliations have been accounted for using the purchase method of accounting.

The aggregate dental practice acquisition purchase price recorded during the nine months ended September 30, 1998, representing the fair value of the assets acquired, including intangible assets was $58.0 million. Approximately $51.3 million of the purchase price has been allocated to intangible assets. The total purchase consideration included $40.2 million in cash, $10.2 million in common stock issued (1,223,741 shares), $6.2 million in liabilities incurred and assumed, and $1.4 million in accrued earn-out from transactions completed in current and prior periods.

In connection with certain completed affiliation transactions, the Company agreed to pay the sellers possible future consideration in the form of cash or Company stock. The amount of future consideration payable by the Company under earn-outs is generally computed based upon the performance of the affiliated dental practices during certain specified periods. The Company accrues for earn-out payments with respect to prior practice acquisitions when such amounts are probable and reasonably estimable. As of September 30, 1998, the Company has accrued $1.8 million for future earn-out payments, of which $578,000 is included in additional paid-in capital for anticipated stock issuances while the remaining accrual for anticipated cash payments is included in other current liabilities. For those acquisitions with earn-out provisions, The Company estimates the total maximum earn-out to be paid, including amounts already accrued, is between $15 and $20 million over the next four years, of which up to $15 million is expected to be paid in cash. In futures years, such additional earn-out consideration would result in additional amortization of $600,000 to $800,000 annually.

A total of 254,901 outstanding shares of common stock issued at a price of $.45 per share and 339,246 outstanding shares of common stock issued at a price of $.225 per share are subject to, under certain events, repurchase by the Company at cost. One half of these shares are currently subject to repurchase as a result of the Company's failure to achieve certain specified performance targets during 1997 and are expected to be repurchased in the future.

The Company's credit facility provides for a maximum borrowing of $45 million. The Company intends to use the credit facility for working capital requirements, to purchase non-professional dental practice assets of additional dental practices that the Company may seek to affiliate with, and to purchase operating assets for existing affiliated dental practices. The ability of the Company to incur indebtedness under the credit facility is subject to delivery of customary opinions, certificates, and closing documents by the Company. The revolving feature of the credit facility expires on September 30, 2001, at which time it will convert into a four year term loan to be repaid in 16 equal quarterly installments. Principal amounts owed under the credit facility bear interest, at varying amounts over either LIBOR (1%-1.75%) or the prime rate (0.5%-1%), at the Company's option, based on the level of the Company's leverage ratio. The credit facility requires the Company to pay an unused commitment fee in an amount ranging from 0.375% to 0.750% per annum (depending on amounts of unused available credit) on the average daily amount by which the bank commitment under the credit facility exceeds the aggregate amount of all loans then outstanding. The credit facility contains covenants including (i) restrictions on the ability of the Company to incur indebtedness and repurchase, or make dividends with respect to, its capital stock; and (ii) requirements relating to maintenance of a specific net worth and compliance with specified financial ratios. In addition, the credit facility requires the Company to notify the lenders prior to making any acquisitions and to obtain the consent of the lenders prior to making acquisitions with purchase prices exceeding $12 million or when cash consideration exceeds $7.5 million. The credit facility also requires the Company to convert to a holding company that owns no assets other than the stock of its subsidiaries on or before July 31, 1999. The Company's obligations under the credit facility are guaranteed be each of its non-dental insurance business subsidiaries. The obligations under the credit facility and subsidiaries under the guarantees are secured by a security interest in the equipment, fixtures, inventory, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles of each such entities.

On June 3, 1998, the Company completed a $45 million private placement, consisting of $30 million of subordinated notes and $15 million of preferred stock of the Company. The subordinated notes have an eight-year term and are convertible into shares of the Company's common stock at $9.21 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such subordinated notes. If certain events of default occur, the subordinated notes then outstanding will automatically convert into shares the Company's Series B preferred stock at a rate of one share of the Company's Series B preferred stock for each thousand dollars in outstanding principal and accrued but unpaid interest on the subordinated notes, subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The subordinated notes and all outstanding shares of the Company's preferred stock shall be automatically converted into the Company's common stock (or, in the case of the Company's preferred stock Series A and preferred stock Series C, redeemed at nominal cost) if the rolling 21-day average closing market price of the common stock on 20 out of any 30 consecutive trading days is more than $15.73 on or prior to May 18, 1999, more than $16.85 on or prior to May 18, 2000, or more than $17.98 at any time thereafter.

The presently authorized series of the Company's preferred stock include the following series: 100 shares of preferred stock Series A, all of which is issued and outstanding; 70,000 shares of preferred stock Series B, none of which is presently outstanding but which will be issued automatically upon conversion of the then outstanding subordinated notes; 100 shares of preferred stock Series C, all of which is issued and outstanding; and 2,000,000 shares of preferred stock Series D of which 1,628,663 shares are issued and outstanding. The shares of preferred stock Series B are convertible into shares of the Company's common stock at the rate of 108.58 shares of common stock for each share of preferred stock Series B, and the shares of preferred stock Series D are convertible into shares of the Company's common stock on a share for share basis, in each case subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The preferred stock of Series A and C are not convertible.

The Company believes that proceeds from the credit facility and cash flow from operations, if any, will be sufficient to fund its operations for the near future. The Company also believes that such funds will be sufficient to complete a number of other future practice affiliations and any possible future consideration from existing affiliations. However, to execute its long term business strategy, the Company will require substantial additional funding through additional long-term or short-term borrowing arrangements or through the public or private issuance of additional debt or equity securities to acquire new practices and to expand and maintain existing affiliated practices. There can be no assurance that any such financing will be available to the Company or will be available on terms acceptable to the Company.

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

In order to address the Year 2000 issues facing the Company, management initiated a program to prepare the Company's computer systems and applications for the Year 2000. As to the primary focus of its Year 2000 plans, the Company has converted its affiliated dental practices to target systems identified and believed to be Year 2000 compliant. The Company has divided its Year 2000 plan into five phases, and charts its progress in each of the phases, expressed as an approximate percentage of completion of that phase: Awareness - 100% complete, Assessment - 100% complete, Renovation - 60% complete, Validation - 80% complete, Implementation - 50% complete.

Pursuant to its year 2000 plan, the Company has substantially completed its validation of its mission critical systems and the computer-related interactive vender systems and expects to complete all validation by June 1999. In addition, the Company expects to complete all phases of its Year 2000 plan by June 30, 1999.

The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure enhancements necessary to prepare for the Year 2000. Validation and conversion of primary system applications and hardware is expected to cost approximately $500,000, all of which will be incurred in fiscal year 1999.

As part of its Year 2000 plan, the Company is not only undertaking the infrastructure and facilities enhancement and testing necessary to ensure that it adequately prepared for the year 2000, but is also communicating with its vendors upon whose services it relies and third-party payors to ensure that such vendors and third-party payors are taking appropriate steps to address their Year 2000 issues. The Company is also preparing contingency plans to try to minimize the harm to it in the event that it or any or all of the third parties with which it interacts is unable to attain Year 2000 compliance in certain applications according to the Company's Year 2000 plan. The contingency plans being prepared are system and application specific and are intended to ensure that in the event that one or more such systems and/or applications fails by or at the Year 2000, the Company will be able to engage in its core business functions in spite of such failure. The Company's most likely worse case Year 2000 scenario would be that it experiences significant delays in billing and collecting professional fees due to its affiliated dental practices. This delay would directly impact the ability of the affiliated dental practices to pay management fees due to the Company. A material delay in receipt of fees due to the Company would affect its cash flow and could have a material adverse affect in its business, financial condition or results of operations.

Although the Company believes that its Year 2000 plan and other steps being taken are adequate to ensure that it will not be materially affected by the Year 2000 problem, there can be no assurance that the Year 2000 plan and the Company's other Year 2000 remedial and contingency plans will fully protect it from risks associated with the Year 2000 problem. The analysis of, and preparation for, the Year 2000 and related problems necessarily rely on a variety of assumptions about future events, and there can be no assurance that management has accurately predicted such future events or that the remedial contingency plans for the Company will adequately address such future events. In the event that the business of the Company or the Company's venders or patients are disrupted as a result of the Year 2000 problem such disruption could have a material adverse effect on the Company.

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


                                       GENTLE DENTAL SERVICE CORPORATION
                                       ---------------------------------
                                                  (Registrant)


Date:  January 26, 1999                By: NORMAN R. HUFFAKER
                                           -------------------------------------
                                           Norman R. Huffaker
                                           Chief Financial Officer