Form 10KSB
period 1998-12-31
GENTLE DENTAL SERVICE CORP
filed 1999-03-31
CIK 898807

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
               of 1934 For the fiscal year ended December 31, 1998

                        Commission file number 000-23673

                        GENTLE DENTAL SERVICE CORPORATION
        (Exact name of small business issuer as specified in its charter)



    Washington                                              91-1577891
-------------------------------                             ------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

222 North Sepulveda Blvd., Suite 740, El Segundo, CA        90245-4340
----------------------------------------------------        -----------
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
                  ---

Issuers revenues for its most recent fiscal year:  $105,322,000

Aggregate market value of Common Stock held by nonaffiliates of the registrant at February 28, 1999: $36,554,089. For purposes of this calculation, officers and directors are considered affiliates.

Number of shares of Common Stock outstanding at February 28, 1999: 9,098,258.

                       Documents Incorporated by Reference
                       -----------------------------------

                                                     Part of Form 10-KSB into
    Document                                             which incorporated
    --------                                             ------------------
    (NONE)

Transitional Small Business Disclosure Format:  Yes         No  X
                                                    ---        ---

                                TABLE OF CONTENTS


PART I........................................................................ 3

       Item 1.    Description of Business..................................... 3

       Item 2.    Description of Property.................................... 11

       Item 3.    Legal Proceedings.......................................... 12

       Item 4.    Submission of Matters to a Vote of Security Holders........ 12

PART II...................................................................... 12

       Item 5.    Market for Common Equity and Related Stockholder Matters... 12

       Item 6.    Management's Discussion and Analysis or Plan of Operations. 13

       Item 7.    Financial Statements....................................... 19

       Item 8.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure........................ 46

PART III  ................................................................... 46

       Item 9.    Directors, Executive Officers, Promoters and
                  Control Persons; Compliance With Section 16(a)
                  of the Exchange Act ....................................... 46

       Item 10.  Executive Compensation...................................... 48

       Item 11.  Security Ownership of Certain Beneficial Owners
                 and Management.............................................. 50

       Item 12.  Certain Relationships and Related Transactions.............. 52

PART IV...................................................................... 53

       Item 13.  Exhibits and Reports on Form 8-K............................ 53

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Gentle Dental Service Corporation (the "Company"), incorporated on December 14, 1992, is a Washington corporation headquartered in El Segundo, California. The Company is one of the largest providers of dental practice management services to multi-specialty dental practices in the United States. The Company provides management services to dental practices in selected markets in California, Washington, Oregon, Idaho, Nevada and Hawaii. The dentists employed through the Company's network of affiliated dental practices (the "Affiliated Dental Practices" or "DPs") provide comprehensive general dentistry services and offer specialty dental services, which include orthodontics, periodontics, endodontics, pedodontics, prosthodontics, oral surgery and oral pathology. The Company's practice management services facilitate the delivery of convenient, high quality, comprehensive and affordable dental care to patients in a comfortable environment. The Company seeks to build geographically dense dental practice networks in selected markets through a combination of affiliating with existing dental practices and selectively developing de novo offices.

The Company's operating strategy is to provide value to DPs through the introduction of a variety of practice enhancements. The Company assists the DPs by providing general administrative services and implementing established Company procedures designed to optimize staffing ratios and patient scheduling. The Company also assists the DPs in developing and implementing targeted advertising and marketing programs and attracting additional dentists and dental practices. To the extent applicable, the Company provides significant managed care expertise to the Affiliated Dental Practices. The Company believes the implementation of these enhancements has resulted in significant revenue growth at the Affiliated Dental Practices.

The Company has established a clinical services council (the "Clinical Services Council") comprised of leading dental practitioners within the Company's network of Affiliated Dental Practices. The Clinical Services Council works with Affiliated Dental Practices to establish and implement "best practices" procedures and protocols for the purpose of maintaining high quality dental care. The Company provides educational services and a training program covering non-clinical aspects of the dental practices. The Company also provides a management information system that combines commercially available software with customized, proprietary software of the Company. The Company believes that its enhanced system provides a competitive advantage by allowing it to effectively manage a large geographically diverse network of dental practices from a centralized base. The Company intends to install its basic management information system at each dental practice with which it affiliates.

The Company is pursuing an aggressive expansion strategy. On March 12, 1999, the Company completed the previously announced merger with Dental Care Alliance, Inc. ("DCA"), a Florida-based dental practice management company, which provided management services to dental practices at 80 locations. In the completed combination, the Company and Dental Care Alliance, Inc., each became a wholly-owned subsidiary of InterDent Inc. ("InterDent"), a new Delaware corporation headquartered in El Segundo, California. Michael Fiore, Co-Chairman, President and Chief Executive Officer of the Company has become Co-Chairman and Chief Executive Officer of InterDent and Steven Matzkin, DDS, Chairman and Chief Executive Officer of Dental Care Alliance, Inc. has become its Co-Chairman, President and Chief Dental Officer.

In the merger, each share of the Company's total shares of outstanding common stock automatically converted into one share of common stock of InterDent. Each 10 shares of the Company's outstanding shares of Preferred Stock - Series C automatically converted into one share of common stock of InterDent. Also, each share of the Company's outstanding shares of Preferred Stock Series A and Convertible Preferred Stock - Series D converted into one share of preferred stock of InterDent with the same rights, preferences, and privileges as to InterDent as the share of Preferred Stock - Series A and Convertible Preferred Stock - Series D had with the Company. Each share of Dental Care Alliance, Inc. common stock automatically converted into 1.67 shares of common stock of InterDent.

The merger transaction has created one of the largest dental practice management companies in the nation. InterDent is affiliated with dental practices in California, Oregon, Washington, Hawaii, Idaho, Nevada, Indiana, Michigan Florida, Georgia and Pennsylvania. Including the merger discussed above and other affiliations completed since December 31, 1998, InterDent provides management services to dental practices at 182 dental offices with 1,519 operatories, 529 dentists, including 128 specialists.

DENTAL SERVICES INDUSTRY

The Health Care Financing Administration ("HCFA") estimates that the annual aggregate domestic market for dental services was approximately $54 billion for 1998 representing 4.7% of total health care expenditures in the United States. Dental service expenditures grew at a compound annual growth rate of approximately 8.9% from 1980 to 1998. According to HCFA, the dental services industry is expected to experience this continued growth and is projected to reach $95 billion by 2007. The Company believes that the anticipated growth in the dental industry will be driven by several factors including:

-   Increase in the availability and types of dental insurance
-   Increasing demand for dental services from an aging population
- Evolution of technology which makes dental care less traumatic and, therefore, more attractive to patients
-   Increased focus on preventive and cosmetic dentistry
- Growth of managed care organizations that offer dental coverage to their members

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

Dental care services in the United States are generally delivered through a fragmented system of local providers, primarily individual or small group practices. According to a 1995 survey conducted by the American Dental Association, there were approximately 153,000 actively practicing dental professionals in the United States, approximately 70% of whom practiced alone. The Company estimates that approximately 2% of general and specialty practitioners are affiliated with practice management companies.

Based upon most recent estimates, according to industry sources, approximately 34% of the estimated 147 million people covered by dental benefits in 1997 were enrolled in managed dental care programs, including preferred provider organizations ("PPO") and dental Health Maintenance Organizations ("HMOs"). Enrollment in dental HMOs, according to the National Association of Dental Plans, is estimated to have grown from 7.8 million in 1990 to an estimated 31 million in 1998.

The Company believes that the trend toward consolidation in the dental services industry will continue as dentists seek to affiliate with group practice managers such as the Company due to the following:

- Desire of dentists to focus on clinical aspects rather than on administrative and regulatory aspects of their practices
-  Increasing patient demands for more flexible evening and weekend hours
- Increasing demand for competitively-priced, high quality dental care at multiple locations
- Increasing desire of recent dental school graduates to pursue alternatives to the traditional solo practice of dentistry
-  Need for certifiable standards of care for patients.

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

FOCUS ON QUALITY OF PATIENT CARE. The Company has and continues to refine procedures, training and systems designed to ensure optimum patient care. The Company seeks to improve clinical outcomes through its Clinical Services Council, which works directly with the affiliated network dentists to institute quality assurance and utilization review programs. Additional programs of the Clinical Services Council include the development and implementation of continuing education and training programs for dental professionals, the design and implementation of treatment protocols, the evaluation of new techniques and technologies, and the monitoring of treatment outcomes. Additionally, the Company seeks to affiliate with dentists and specialists who are committed to delivering high quality dental care.

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

ACHIEVE OPERATIONAL EFFICIENCIES AND ENHANCE REVENUE. The Company believes it achieves operating efficiencies through the establishment of centralized management and administrative functions, such as marketing, payroll, accounts payable, general accounting and human resources services for the Affiliated Dental Practices. At the same time, maintaining on-site functions such as patient scheduling and billing and collections at each dental office or on a regional basis. The Company also enhances dental practice revenues by providing services and establishing procedures designed to optimize staff ratios and patient scheduling, and utilizing its management information system to more effectively support the Company's network of Affiliated Dental Practices. The Company believes that its network configuration provides leverage in negotiating with third-party payors and dental supply vendors to receive structured payments and contract terms that are more favorable than those typically available to individual and small group practitioners. The addition of specialists such as orthodontists and oral surgeons who serve multiple offices within the Company's affiliated network also allows the Company to capture incremental revenue from the higher fees commanded by specialty services.

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

EXPAND PATIENT VOLUME THROUGH PROACTIVE MARKETING. The Company seeks to assist the Affiliated Dental Practices to increase patient volume by focusing on patient satisfaction and targeting existing and new patients through radio, direct mail, print advertising and other retail marketing programs. The Company tailors its advertising to local markets, based upon demographic characteristics of each market and the brand name recognition of the Affiliated Dental Practices in the respective markets. The Affiliated Dental Practices support this marketing program by offering convenient hours and locations for the dental practices. Additional support from the Affiliated Dental Practices include providing comprehensive dental care services such as same-day emergency care, introducing or expanding specialty services at the dental practices, and utilizing the Company's management information system to identify and reduce incomplete patient treatments. The Company's objective is to leverage its existing advertising programs to generate revenue as it expands within its selected markets.

CAPITALIZE ON MANAGED CARE EXPERTISE. The Company assists the Affiliated Dental Practices by supplementing their fee-for-service business with selected managed care contracts. The Company believes that selected managed care contracts offer an attractive and profitable source of incremental revenue for the Affiliated Dental Practices. The Company believes that the financial and clinical data generated by the management information system enables it to negotiate managed care contracts under terms favorable to the Company and its dental practice network. Additionally, the Company utilizes its management information system to actively monitor utilization of patient groups covered by the managed care plans. The Company believes that its expertise in managed care represents a competitive advantage, given the increasing market share of managed care payors in the dental care sector.

DENTAL PRACTICE NETWORK

As of December 31, 1998, the Company provides comprehensive management services to a dental practice network which employs 376 dentists, including 109 specialists, practicing out of 96 dental offices and 945 operatories located in the geographic markets set forth below.

                 Location                            Dentists                 Offices              Operatories
                 --------                            --------                 -------              -----------
       Nevada                                             1                       1                       9
       Washington                                        10                       7                      45
       Idaho                                             14                       2                      53
       Hawaii                                            41                       7                      55
       Oregon                                            86                      32                     260
       Northern California                              111                      17                     232
       Southern California                              113                      30                     291
                                                        ---                      --                     ---
                  Total                                 376                      96                     945
                                                        ---                      --                     ---
                                                        ---                      --                     ---


Including the March 12,1999 DCA merger and other affiliations completed since December 31, 1998, the newly formed and successor corporation, InterDent, provides management services to dental practices at 182 dental offices with 529 dentists, including 128 specialists, and 1,519 operatories located in the geographic markets set forth below.

                 Location                            Dentists                 Offices              Operatories
                 --------                            --------                 -------              -----------
       Nevada                                             6                       5                      34
       Washington                                        10                       7                      45
       Idaho                                             14                       2                      53
       Hawaii                                            41                       7                      55
       Oregon                                            86                      32                     260
       Northern California                              111                      17                     232
       Southern California                              118                      32                     305
       Florida                                           59                      35                     208
       Georgia                                           25                       8                     106
       Indiana                                            3                       3                      20
       Michigan                                          29                      12                      94
       Pennsylvania                                      27                      22                     107
                                                         --                     ---                   -----
                  Total                                 529                     182                   1,519
                                                        ---                     ---                   -----
                                                        ---                     ---                   -----


EXPANSION STRATEGY

As a part of its strategy, the Company is pursuing an aggressive network expansion plan. The Company believes that it has significant opportunities to affiliate with additional dental practices resulting from favorable industry characteristics and the professional and business relationships of the Company's senior management.

The U.S. general and specialty dentistry industries are highly fragmented. Of the 153,000 practicing dentists in the Unites States as estimated by the American Dental Association, approximately 122,000 are general dental practices, with single dentist practices accounting for approximately 70% of all practices. The Company believes that the use of dental practice management companies will continue to grow rapidly, resulting in significant consolidation opportunities for the Company and other practice management organizations. In order to capitalize on these consolidation opportunities, the Company utilizes the extensive dental industry experience of its senior management and its significant relationships with numerous practitioners and other industry leaders throughout the United States. The Company believes that these extensive relationships provide a competitive advantage to the Company as it seeks additional affiliation opportunities to further the growth of the Company's network of Affiliated Dental Practices.

The Company intends to continue to offer numerous significant benefits and value-added services to attract dentists and specialty practitioners to its affiliated provider network. Specific value-added services provided by the Company include billing, reimbursement and collections services, payroll and staffing, patient scheduling, advertising and marketing, product supply management and equipment maintenance, dentists recruitment and capital resources. Additional benefits to practitioners include clinical leadership and excellence, quality of care standards and continuing education, and financial benefits including equity compensation, earn-outs and performance bonuses. The Company believes that it will continue to be successful in attracting and recruiting dentists for the Affiliated Dental Practices by providing these services and benefits. Furthermore, the Company believes that its name recognition and market presence is and will continue to be attractive to practitioners from an affiliation standpoint. As a result, the Company believes it will have greater consolidation opportunities.

The Company uses a range of evaluation criteria in selecting affiliation candidates, including: number of practitioners and compensation, patient base, reimbursement rates, quality of care, operating statistics, including number of operatories, patient visits and revenue per chair, historical operating results and financial condition, general versus specialty revenue mix, payor mix, location, market demographics and competition, advertising expenditures, reputation within the local community, non-professional staffing requirements, and condition of facilities and equipment including information systems. The Company intends to target individual and group practitioners, as well as local and regional consolidators. Consideration for future affiliations may include a combination of cash, stock, seller financing and earn-outs.

The Company's affiliation integration process may include: centralization and management of certain administrative functions, integration of management information systems, initiation of quality assurance and peer review programs, development of advertising and marketing programs, reviewing quality of care and staff utilization, and modification of patient scheduling procedures. Such integration is intended to improve the operations of the dental practices and to position them for increased patient revenue and profit growth. The Company will also continue its strategy of establishing DE NOVO dental offices in selected markets to augment existing market presence.

SERVICES AND OPERATIONS

The Company provides comprehensive management services with respect to all of the operations of its network of Affiliated Dental Practices, other than the provision of dental treatment. The Company employs all non-clinical personnel at the dental practices.

ADMINISTRATIVE. The Company provides administrative services to the Affiliated Dental Practices, including staffing, education and training, billing and collections, patient scheduling, patient treatment follow-up, financial reporting and analysis, productivity reporting and analysis, cash management, group purchasing, inventory management, payroll processing, employee benefits administration, advertising promotion and other marketing support. The Company also assists in professional recruiting and provides support for dental practice operations, new site development and other capital requirements. The Company believes the dentists at the Affiliated Dental Practices benefit from the support provided by the Company and that these services substantially reduce the amount of time they are otherwise required to devote to administrative matters. Thus, enabling network dentists to dedicate more time to the growth of their professional practices. Through economies of scale, the Company is able to provide these services at a lower cost than could be obtained by any of the Affiliated Dental Practices individually. In addition, because of its size and purchasing power, the Company has been able to negotiate discounts on, among other things, dental and office supplies, health and malpractice insurance and equipment.

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

QUALITY ASSURANCE. The clinical management procedures and treatment protocols for the Affiliated Dental Practices within the Company's network vary from region to region. Under the guidance of the Company's Clinical Services Council, key dentists in each region review and determine these procedures and treatment protocols. The Company works closely with the dentists and hygienists at the Affiliated Dental Practices to develop and implement these procedures and protocols. In addition, the Clinical Services Council helps establish business and administrative standards under which dental services are provided, thereby, creating a heightened clinical environment for the Affiliated Dental Practices to enhance patient care and clinical outcomes. Areas included among the procedures and protocols to be determined by the Clinical Services Council are treatment planning, diagnostic screening, radiographic records, record keeping, specialty referrals and dental hygiene protocols. As part of the Affiliated Dental Practices' clinical enhancement program, the Company intends to assist in providing quality assurance, peer review and utilization review programs.

TRAINING AND EDUCATION. Staff and practice development programs are an integral part of the Company's operating strategy. The Company's programs are designed to motivate the staff to achieve optimum performance goals, increase the level of patient satisfaction, and improve the Company's ability to attract and retain qualified personnel. The Company believes that its programs collectively have increased referrals from patients, and have increased treatment acceptance rates. The Company provides the Affiliated Dental Practices with consulting and educational services. These services include a training program covering non-clinical aspects of the practice, together with specific training designed for the efficient and effective use of the Company's management information system. Specifically, the Company's training programs provide dental practice personnel with guidelines for addressing patient concerns, techniques for explaining treatment procedures and length of treatment, parameters for establishing appropriate financial arrangements with patients, and a systematic approach to monitoring the success of each area of training.

MANAGEMENT INFORMATION SYSTEM. Management believes that access to accurate, relevant and timely financial and operating information is a key element of its practice management services. The Company's management information system is a combination of commercially available software with proprietary enhancements, and is designed to increase the efficiency and productivity of dental practices by enabling the Company and the dental practices to cost-effectively monitor the key business and professional operating aspects. The Company intends to implement its basic management system at each dental practice with which it affiliates. The system allows the dental practices to identify, track and schedule each individual patient treatment process, thereby reducing unfinished patient treatment programs which correspondingly increases practice revenues. The system also contains features designed to maximize billing and collection efforts, and to actively monitor the performance of managed care contracts. The management information system functions to optimize the practitioner's time through computerized scheduling. The Company believes that its enhanced management information system provides a critical competitive advantage, in that it allows the Company to more effectively manage a geographically diverse network of dental practices from a centralized base. The current proprietary software enhancements, together with its capacity to develop future enhancements, uniquely positions the Company for future expansion of its Affiliated Dental Practice management network. The Company believes this system has increased the productivity of the existing Affiliated Dental Practices that have implemented it.

MANAGEMENT AGREEMENTS

The Company has entered into long-term management agreements ("Management Agreements") with the Affiliated Dental Practices under which the Company is the exclusive administrator of all non-clinical aspects of the dental practices conducted by the Affiliated Dental Practices, providing facilities, equipment, staffing, management support and other ancillary services. Under the Management Agreements, the Company:

-  Provides all facilities and equipment used by the Affiliated Dental Practices
-  Bills and collects all receivables on behalf of the Affiliated Dental
   Practices
-  Purchases and provides all supplies
- Provides all clerical, accounting, payroll, human resources, computer and other non-dental support personnel
-  Supervises and maintains custody of all business records
-  Provides management information reports
- Provides market research and plans and implements marketing and advertising programs
- Negotiates contracts on behalf of the Affiliated Dental Practices with managed care payors or other third parties
-  Assists in the recruitment of dentists

Under the Management Agreements, although the Company establishes guidelines for hiring and compensating dentist and clinical personnel, such responsibility remains with the Affiliated Dental Practices. Specifically, the Affiliated Dental Practices are responsible for hiring and compensating dentists and other dental professionals, purchasing and maintaining malpractice insurance, maintaining patient records, and ensuring that dentists have the required licenses and other certifications. In addition, the Affiliated Dental Practices are exclusively in control of all aspects of the practice of dentistry and the delivery of dental services.

As compensation for all services provided under the Management Agreements, the Company receives service fees from the Affiliated Dental Practices. Typically, the Company receives a service fee equal to reimbursement of expenses incurred in the performance of its obligations under the Management Agreement, plus an additional fee equal to a percentage of the net revenues of each Affiliated Dental Practice, as defined. However, in a few instances, Management Agreements provide for a flat fee of the net revenues of the Affiliated Dental Practice, as defined. The service fees are collected by the Company on an ongoing basis out of the cash collections of the Affiliated Dental Practices, or under certain Management Agreements, out of receivables assigned to the Company by the Affiliated Dental Practices.

The Management Agreements each have an initial term of 40 years with automatic extensions ranging from five years to ten years thereafter, unless either party gives notice before the end of the term. The Management Agreements are not subject to early termination by the Affiliated Dental Practices unless the Company is the subject of bankruptcy proceedings or the Company materially breaches the Management Agreement and does not cure the breach following notice. Certain Management Agreements have additional termination events, including the refusal to comply with the decisions of the joint operating committee, failure to pay the management fee, and a material change in applicable federal or state law.

GOVERNMENT REGULATION

GENERAL. The practice of dentistry is regulated extensively at both the state and federal level. Regulatory oversight includes, but is not limited to, considerations of fee-splitting, corporate practice of dentistry, anti-kickback and anti-referral legislation and state insurance regulation.

Every state imposes licensing and other requirements on individual dentists and dental facilities and services. In addition, federal and state laws regulate HMOs and other managed care organizations for which dentists may be providers. In connection with its operations in existing markets and expansion into new markets, the Company may become subject to compliance with additional laws, regulations and interpretations or enforcement thereof. The ability of the Company to operate profitably will depend in part upon the Company and its Affiliated Dental Practices obtaining and maintaining all necessary licenses, certifications and other approvals and operating in compliance with applicable health care regulations.

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

CORPORATE PRACTICE OF DENTISTRY; FEE SPLITTING. The laws of many states prohibit, by statute or under common law, dentists from splitting fees with non-dentists and prohibit non-dental entities such as the Company from engaging in the practice of dentistry or employing dentists to practice dentistry. The specific restrictions against the corporate practice of dentistry as well as the interpretation of those restrictions by state regulatory authorities vary from state to state. The restrictions are generally designed to prohibit a non-dental entity from controlling the professional practice of a dentist, employing dentists to practice dentistry (or, in certain states, employing dental hygienists or dental assistants), controlling the content of a dentist's advertising or sharing professional fees. A number of states limit the ability of a person other than a licensed dentist to own equipment or offices used in a dental practice, however, the states in which the Company conducts its business do not currently impose such limitations. Some of these states allow leasing of equipment and office space to a dental practice under a bona fide lease. Some states also prohibit a dentist from operating more than two dental offices. The laws of many states also prohibit dental practitioners from paying any portion of fees received for dental services in consideration for the referral of a patient. In addition, many states impose limits on the tasks that may be delegated by dentists to dental assistants.

The Company provides management and administration services to dental practices, and believes that the fees the Company charges for those services are consistent with the laws and regulations of the jurisdictions in which it operates. The Company does not control the clinical aspects of the practice of dentistry or, employ dentists to practice dentistry, except as permitted by law. Moreover, in states in which it is prohibited, the Company does not employ dental hygienists or dental assistants. The

Company believes that its operations comply in all material respects with the above-described laws to which it is subject. However, there can be no assurance that a review of the Company's business relationships by courts or other regulatory authorities would not result in determinations that could prohibit or otherwise adversely affect the operations of the Company. Furthermore, there can be no assurance that the regulatory environment will not change, requiring the Company to reorganize or restrict its existing or future operations.

The laws regarding fee-splitting and the corporate practice of dentistry and their interpretation vary from state to state and are enforced by regulatory authorities with broad discretion. There can be no assurance that the legality of the Company's business or its relationships with dentists or Affiliated Dental Practices will not be successfully challenged or that the enforceability of the provisions of any Management Agreement will not be limited. The laws and regulations of certain states in which the Company may seek to expand may require the Company to change the form of the Company's relationships with Affiliated Dental Practices. Such a change may restrict the Company's operations or the way in which providers may be paid or may prevent the Company from acquiring the non-dental assets of such practices or managing dental practices in such states. Similarly, there can be no assurance that the laws and regulations of the states in which the Company presently maintains operations will not change or be interpreted in the future either to restrict or adversely affect the Company's existing or future relationships with the Company's Affiliated Dental Practices. Any change in the Company's relationships with its Affiliated Dental Practices resulting from the interpretation of corporate practice of dentistry and fee-splitting statutes and regulations could have a material adverse effect on the Company's business and results of operations.

ANTI-KICKBACK AND ANTI-REFERRAL LEGISLATION. Federal and many states laws prohibit the offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce the referral of a person for services reimbursable under Medicare, Medicaid or other federal and state health care programs. Further restrictions include the reimbursement by such regulatory agencies for the furnishing or arranging for the furnishing of items or services, the purchase, lease, order, arranging or recommending purchasing, leasing or ordering of any item. These provisions apply to dental services covered under the Medicaid program in which the Company participates. The federal government has increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential fraud and abuse related to Medicare and Medicaid costs. Many states have similar anti-kickback laws, and in many cases these laws apply to all types of patients, not just Medicare and Medicaid beneficiaries.

The applicability of these federal and state laws to transactions in the health care industry such as those to which the Company is or may be a party has not been the subject of judicial interpretation. There can be no assurance that judicial or administrative authorities will not find these provisions applicable to the Company's operations, which could have a material adverse effect on the Company's business. Under current federal law, a physician or dentist or member of his or her immediate family is prohibited from referring Medicare or Medicaid patients to any entity providing "designated health services" in which the physician or dentist has an ownership or investment interest, unless such an applicable exception is available. A number of states also have laws that prohibit referrals for certain services such as x-rays by dentists if the dentist has certain enumerated financial relationships with the entity receiving the referral, unless an exception applies. Any future expansion of these prohibitions to other health services could restrict the Company's ability to integrate dental practices and carry out the development of the Company's network of Affiliated Dental Practices.

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

STATE REGULATION. There are also certain regulatory risks associated with the Company's role in negotiating and administering managed care and capitation contracts. Particularly in instances where the dental care provider typically is paid a pre-determined amount per-patient per-month from the payor in exchange for providing all necessary covered dental care services to patients covered under the contracts. The application of state insurance laws to reimbursement arrangements other than various types of fee-for-service arrangements is an unsettled area of law and is subject to interpretation by regulators with broad discretion. As the Company or its Affiliated Dental Practices contract with third-party payors, including self-insured plans, for certain non-fee-for-service arrangements, the Company or the Affiliated Dental Practice may become subject to state insurance laws. Revenues could be adversely affected in the event the Company or its Affiliated Dental Practices are determined to be subject to licensure as an insurance company or required to change the form of their relationships with third-party payors and become subject to regulatory enforcement actions.

HEALTH CARE REFORM PROPOSALS. The United States Congress and state legislatures have considered various types of health care reform, including comprehensive revisions to the current health care system. It is uncertain what legislative proposals will be adopted in the future, if any, or what actions federal or state legislatures or third-party payors may take in anticipation of or in response to any health care reform proposals or legislation. Health care reform legislation adopted by Congress or the legislatures of states in which the Company does business, as well as changes in federal and state regulations could have a significant effect on the health care industry. Thus potentially materially adversely effecting the operations of the Company and its network of Affiliated Dental Practices.

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

COMPETITION

The Company competes with other dental practice management companies seeking to affiliate with dental practices in the highly competitive dental practice management industry. The Company believes that the industry will become more competitive as it continues to develop. Key factors of competition currently include acquisition methods and models, the reputations of the dental practices within dental care networks, the scope of services provided by dental care networks, management experience and expertise, the sophistication of management information, accounting, finance and other systems, and network operating methods. The Company believes that it has a competitive advantage to effectively compete in each of these areas.

INSURANCE

The Company carries comprehensive liability and extended coverage insurance. The Affiliated Dental Practices carry professional liability and general liability insurance. Such insurance coverage's are expanded to include all additional practices that the Company develops or affiliates, with policy specifications, insured limits, and deductibles customarily carried for similar dental practices.

SERVICE MARK

The Company's network of Affiliated Dental Practices in Oregon and Washington is operated and marketed under the name Gentle Dental. Other affiliated practices may or may not use the Company name depending upon each affiliated practice's name recognition and other local market conditions. Gentle Dental is a federally registered service mark owned by the Company. On April 19, 1989, the Company's predecessor acquired title to the federal registration of this service mark as originally issued on October 26, 1982. As part of the purchase, the seller was granted an exclusive personal license ("License") to use the mark for the sale of dental services in practices owned or controlled by the seller in the Boston, Massachusetts, Baltimore, Maryland, and Washington, D.C. metropolitan areas. The license expires at the lesser of the seller's "natural life" or the ten-year period ending April 19, 1999. As a result, the Company cannot use the mark in those markets until expiration of the License. The Company also recognizes that there are numerous other practices across the country using the name Gentle Dental. Any entity that commenced use of the Company mark before October 26,1982, may have rights to the mark in its geographic market superior to the Company's rights. Given the costs and inherent uncertainties of service mark litigation, there can be no assurance that the Company can successfully enforce its service mark rights in any particular market.

EMPLOYEES

At December 31, 1998 the Company and Affiliated Dental Practices had 2,034 employees. Of the total employees, there was a total of 267 general dentistry practitioners, 109 specialists, 235 dental hygienists, and 660 dental assistants. Also, approximately 132 clerical personnel and dental assistants employed by certain Affiliated Dental Practices with the Company are subject to a collective bargaining agreements that expire in 2000. Management believes it maintains good relationships with its employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The dental practice and business offices in the Company's network are generally leased from various parties pursuant to leases with remaining terms ranging through year 2015. Several of the leases have options to renew, and the Company expects to renew or replace leases as they expire. The Company's corporate headquarters is located in leased office space in El Segundo, California. The Company also maintains executive offices in leased office space in Vancouver, Washington. In connection with the amendment of the Management Agreements with Oregon and Washington professional corporations, the Company acquired an office building located in Hazel Dell, Washington which is occupied by one of the Company's clinical office locations.

ITEM 3.  LEGAL PROCEEDINGS

To the knowledge of Company management, neither the Company nor the Affiliated Dental Practices are currently subject to any material litigation or threatened litigation against the Company or Affiliated Dental Practices other than routine litigation arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock has traded on the Nasdaq SmallCap Market under the Company's symbol GNTL. At the close of business on Friday, March 12, 1999, the Company's common stock was delisted from trading on the Nasdaq SmallCap market as a result of the merger with Dental Care Alliance, Inc., as more fully discussed below. The following table sets forth, for the periods indicated, the highest and lowest closing sales price for the Common Stock, as reported by the Nasdaq SmallCap Market.

                                                                      High           Low
                                                                     ------         ------
1997

First Quarter (beginning February 13, 1997)                          $ 5.25         $ 4.00
Second Quarter                                                         5.50           3.63
Third Quarter                                                         16.50           5.13
Fourth Quarter                                                        16.00           8.00

1998

First Quarter                                                        $10.50         $ 7.50
Second Quarter                                                        11.88           7.50
Third Quarter                                                          9.13           5.25
Fourth Quarter                                                         8.25           5.50


As of February 28, 1999 there were approximately 136 holders of record of the Company's common stock.

The payment of dividends is within the discretion of the Company's Board of Directors; however, the Company intends to retain earnings from operations for use in the operation and expansion of its business and does not expect to pay cash dividends in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements and other business and financial considerations. In addition, the Company's senior lender currently prohibits the payment of cash dividends.

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

On March 12, 1999, the Company completed the previously announced merger with Dental Care Alliance, Inc. ("DCA"). In the completed combination, the Company and DCA each became a wholly-owned subsidiary of InterDent, Inc. ("InterDent") a newly formed Delaware corporation. In the merger, each share of the Company's 9,174,388 total shares of outstanding common stock automatically converted into the right to receive one share of common stock of InterDent. Each 10 shares of the Company's 100 outstanding shares of Series C preferred stock automatically converted into the right to receive one share of common stock of InterDent. Also, each share of the Company's 100 outstanding shares of Series A preferred stock and 1,628,663 outstanding shares of Series D preferred stock converted into one share of Series A preferred stock and Series D preferred stock, of InterDent respectively, with the same rights, preferences, and privileges as to InterDent as the share of Series A preferred stock and Series D preferred stock had as to the Company. Information with respect to the merger is incorporated herein by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 1999. On March 12, 1999, the Company also filed a
Form 15 with the Securities and Exchange Commission. By filing the Form 15, the Company automatically terminated the registration of its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, and as a result, the Company's obligation to continue filing reports under such Act also terminated.

InterDent common stock is traded on the Nasdaq National Market under the trading symbol "DENT."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Audited Consolidated Financial Statements and the notes thereof included elsewhere in this Annual Report. The following discussion contains forward-looking statements. The Company's results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from the Company's recent results or those projected in the forward-looking statements include, without limitation:

- The Company's ability to complete affiliations necessary for its expansion plans.
- The integration of dental practices and to attract and retain a sufficient number of qualified dental care professionals.
-  The availability of financing to fund the Company's growth and operations.
-  The enforceability of the provisions of the Company's Management Agreements.
-  The legality of its business and relationships with Affiliated Dental
   Practices.

RESULTS OF OPERATIONS

The Company reports dental practice net patient revenue and associated clinical salaries and benefits costs in those instances where the Company meets certain specific consolidation requirements established by the Emerging Issues Task Force of the Financial Accounting Standards Board. In those instances where such consolidation requirements are not met, the Company reports net management fees revenue and does not record certain clinical salaries and benefits costs. Through December 31, 1997 certain affiliations in Oregon and Washington (representing a significant portion of overall net patient revenues) were not included within the Company's consolidated financial statements, as the consolidation requirements described above were not met. As of January 1, 1998, the Company entered into new management service agreements with these affiliations. Consequently, all of the dental practices affiliated with the Company, except one, are now accounted for under the consolidation requirements described above. The remaining dental practice, acquired effective April 1, 1997, does not meet the Emerging Issues Task Force consolidation requirements.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1997

DENTAL PRACTICE NET PATIENT SERVICE REVENUE AND NET MANAGEMENT FEES. Dental practice net patient revenue increased from $3.7 million for the year ended December 31, 1996 to $29.3 million for the year ended December 31, 1997. This 692% growth was due to five affiliations completed in 1996 and six affiliations completed in 1997, representing 23 clinical locations. These affiliations have management agreements that meet the Emerging Issues Task Force consolidation requirements.

Net management fee revenue represents management services to certain unconsolidated affiliated dental practices. Net management-fees revenue increased 31.4% from $10.7 million for the year ended December 31, 1996 to $14.1 million for the year ended December 31, 1997. This growth was primarily a result of three affiliations completed in 1997. Also, approximately 15.0% of the increase in support services revenue was attributable to increases in the percentages of patient revenue payable under the management agreements with the Washington and Oregon affiliated dental practices, from 50.0% to 51.0% and 50.0% to 53.0%, respectively.

CLINICAL SALARIES, BENEFITS AND OUTSIDE PROVIDER COSTS. Clinical salaries, benefits and outside provider costs include all patient service provider staff compensation and related payroll costs at the consolidated dental practices, including dentists, hygienists and dental assistants. Clinical salaries and benefits increased from $1.5 million for the year ended December 31, 1996 to $13.7 million for the year ended December 31, 1997. Practice clinical salaries and benefits as a percentage of dental practice net patient revenue for the years ended December 31, 1996 and 1997 were 40.3% and 46.7%, respectively. The affiliation of dental practices with the Company in 1996 and 1997 contributed to these increases.

PRACTICE NONCLINICAL SALARIES AND BENEFITS. Practice nonclinical salaries and benefits costs include all staff compensation and related payroll costs at the dental facilities other than dentists, hygienists and dental assistants. Total nonclinical salary costs increased 91% from $4.3 million for the year ended December 31, 1996 to $8.2 million for the year ended December 31, 1997. This increase was primarily due to the addition of costs from affiliations completed during 1996 and 1997.

DENTAL SUPPLIES AND LAB EXPENSES. Dental supplies and lab costs increased 122% from $2.8 million for the year ended December 31, 1996 to $6.3 million for the year ended December 31, 1997. This increase was primarily due to the addition of costs from affiliations completed during 1996 and 1997.

PRACTICE OCCUPANCY EXPENSES. Practice occupancy expenses increased 126% from $1.6 million for the year ended December 31, 1996 to $3.5 million for the year ended December 31, 1997. This increase was primarily due to the addition of costs from affiliations completed during 1996 and 1997.

PRACTICE SELLING GENERAL AND ADMINISTRATIVE EXPENSES. These costs include general office, advertising, professional services (excluding dentistry), travel and entertainment, local taxes, insurance, and other miscellaneous costs at the dental facilities. Practice selling, general and administrative expenses increased 172% from $1.8 million for the year ended December 31, 1996 to $4.9 million for the year ended December 31, 1997. This increase was primarily due to the addition of costs from affiliations completed during 1996 and 1997.

CORPORATE SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Corporate selling, general and administrative expenses increased 90.1% from $3.0 million for the year ended December 31, 1996 to $5.7 million for the year ended December 31, 1997. The increase in these expenses is the result of putting the infrastructure in place to accommodate expected future growth, a substantial part of which occurred in 1997. In addition to such expenses incurred during the year ended December 31, 1997, the Company recorded $1.8 million in expenses associated with the merger of the Company with GMS Dental Group, Inc. and the Company's related restructuring plan.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the years ended December 31, 1996 and 1997 was $1.0 million and $1.8 million, respectively. This increase was primarily due to the addition of costs from affiliations completed during 1996 and 1997.

INTEREST EXPENSE. Interest expense decreased from 12.8% from $749,000 for the year ended December 31, 1996 to $653,000 for the year ended December 31, 1997. This decrease resulted from the repayment by the Company of $4.4 million in debt with the proceeds from the Company's initial public offering, which was partly offset by additional debt incurred to complete dental practice affiliations in 1997.

PROVISION FOR INCOME TAXES. For the years ended December 31, 1996 and 1997, the Company recognized tax benefits resulting from its taxable losses for those years. In 1996, the effective tax rate for the tax benefit was lower than the statutory rate due to the tax-free merger structure of certain dental practice affiliations. As a result, the amortization of certain intangible assets reduced earnings, but was not deductible for tax purposes. In 1997, the tax benefit was reduced primarily by the valuation allowance for the net operating loss carry-forward.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1998

DENTAL PRACTICE NET PATIENT SERVICE REVENUE AND NET MANAGEMENT FEES. Dental practice net patient revenue increased from $29.3 million for the year ended December 31, 1997 to $103.1 million for the year ended December 31, 1998, an increase of 252%. Of this growth, approximately $49.2 million is primarily due to six affiliations completed during 1997 and thirteen affiliations completed during the year ended December 31, 1998, representing sixty-three current clinical locations. These affiliations have management services agreements that meet the Emerging Issues Task Force consolidation requirements. The remaining growth of $24.6 million is due to consolidating the operating results of certain Oregon and Washington affiliations during 1998 as a result of their new management services agreements dated January 1, 1998. These contracts met the Emerging Issues Task Force criteria for consolidation.

Net management fees decreased from $14.1 million for the year ended December 31, 1997 to $2.2 million for the year ended December 31, 1998. This decrease is directly related to the Company consolidating the operating results of the Oregon and Washington affiliations discussed above, thereby eliminating management fees revenue in the consolidated financial statements for the Oregon and Washington affiliations.

CLINICAL SALARIES, BENEFITS AND OUTSIDE PROVIDER COSTS. Clinical salaries, benefits and outside provider costs increased 242% from $13.7 million for the year ended December 31, 1997 to $46.9 million for the year ended December 31, 1998. Of this growth, approximately $20.9 million is due to six affiliations completed during 1997 and thirteen affiliations completed during the year ended December 31, 1998, representing sixty-three current clinical locations. These affiliations have management services agreements that meet the Emerging Issues Task Force consolidation requirements. The remaining increase of $12.3 million is due to consolidating the operating results of certain Oregon and Washington affiliations during 1998.

Practice clinical salaries and benefits as a percentage of dental practice net patient revenue for the years ended December 31, 1997 and 1998 were 46.7% and 45.4%, respectively. Consolidating the operating results of the Oregon and Washington affiliations and the affiliation of dental practices with the Company in 1997 and 1998 contributed to this percentage decrease.

PRACTICE NONCLINICAL SALARIES AND BENEFITS. Practice nonclinical salaries and benefits costs increased 82.4% from $8.2 million for the year ended December 31, 1997 to $14.9 million for the year ended December 31, 1998. This increase was primarily due to the addition of costs from affiliations completed during 1997 and 1998.

DENTAL SUPPLIES AND LAB EXPENSES. Dental supplies and lab costs increased 93.4% from $6.3 million for year ended December 31, 1997 to $12.1 million for the year ended December 31, 1998. This increase was primarily due to the addition of costs from affiliations completed during 1997 and 1998.

PRACTICE OCCUPANCY EXPENSES. Practice occupancy expenses increased 58.0% from $3.5 million for the year ended December 31, 1997 to $5.6 million for the year ended December 31, 1998. This increase was primarily due to the addition of costs from affiliations completed during 1997 and 1998.

PRACTICE SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Practice selling, general and administrative expenses increased 111% from $4.9 million for the year ended December 31, 1997 to $10.4 million for the year ended December 31, 1998. This increase was primarily due to the addition of costs from affiliations completed during 1997 and 1998.

CORPORATE SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Corporate selling, general and administrative expenses increased 11.5% from $5.7 million for the year ended December 31, 1997 to $6.4 million for the year ended December 31, 1998. The increase in these expenses is the result of the Company continued investment in infrastructure to accommodate expected future growth. In addition to such expenses incurred during the year ended December 31, 1998, the Company recorded $3.4 million in merger and restructure expenses. Approximately $163,000 related to the Company recording additional restructure costs resulting from the merger with GMS Dental Group, Inc. consummated in November 1997. The remaining $3.24 million relates to merger and severance costs associated with the pending DCA merger that was consummated March 12, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the years ended December 31, 1997 and 1998 was $1.8 million and $4.4 million, respectively. This increase was primarily due to the addition of costs from affiliations completed during 1997 and 1998.

INTEREST EXPENSE, NET. Interest expense increased from $653,000 for the year ended December 31, 1997 to $3.0 million for the year ended December 31,1998. This increase in interest expense was due to additional debt incurred by the Company to complete additional affiliations. The Company also completed a private placement of debt and preferred stock in May and June of 1998 and increased the credit facility to enable the Company to continue dental practice affiliations.
                                      15

PROVISION FOR INCOME taxes. For the years ended December 31,1997 and 1998 the Company recognized minimal tax benefit resulting from its taxable loss as the probable utilization of any loss carryforwards was uncertain. The income tax expense recorded during the year ended December 31, 1998 represents incidental filing fees for various state income tax returns.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company's cash and cash equivalents were approximately $1.16 million, representing an $853,000 increase in cash and cash equivalents available at December 31, 1997 of $302,000. The working capital deficit at December 31, 1998 of $3.8 million represents a decrease of $6.7 million from working capital of $2.8 million at December 31, 1997. This decrease in working capital is primarily attributed to acquisition earn-out accruals of approximately $3 million and merger and restructure accruals of $2.2 million. Additionally, the Company decreased interest expense by paying down borrowings under its Credit Facility.

Net cash used in operating activities was $945,000 for the year ended December 31, 1997 compared to cash provided by operating activities for the year ended December 31, 1998 of $1.03 million. The $2.0 million increase in net cash provided by operating activities between the years ended December 31,1997 and 1998 is primarily attributed to continued improvements in the Company's results of operations. Excluding merger and restructure charges, net income for 1998 was $1.6 million as compared to a loss of $1.4 million. This significant improvement in earnings was offset by an additional $1.6 million in merger and restructure expenses incurred during 1998 in excess of merger and restructure expenses incurred in 1997. These expenses relate to the merger with GMS effective November 4, 1997 and the DCA merger that consummated March 12, 1999. Additional DCA merger costs are anticipated to be incurred throughout 1999.

Net cash used in investing activities, principally dental practice affiliations, was $12.5 million and $53.2 million for the years ended December 31, 1997 and 1998, respectively. Net cash provided by financing activities was $11.5 million and $53.1 million for the years ended December 31, 1997 and 1998, respectively. The increase in net cash provided by financing activities during the year ended December 31, 1998 was primarily attributed to increased borrowings on the Company's credit facility of $13.5 million and the $45 million private placement completed during 1998, of which $30 million was subordinated convertible debt as further discussed below.

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

During the year ended December 31, 1998, the Company acquired substantially all of the assets of 41 dental office locations, including cash, accounts receivable, supplies and fixed assets. Additionally, the Company acquired all of the outstanding capital stock of Managed Dental Care of Oregon, Inc. and Capitol Dental Care, Inc. Both of these entities provide capitated dental services under the Oregon Health Plan pursuant to a contract with the State of Oregon Office of Medical Assistance Programs. The Company also acquired all of the outstanding capital stock of Dedicated Dental Systems, Inc., a Bakersfield, California company which owns and operates eleven staff model dental offices under a license granted within the California Knox-Keene Health Care Service Plan Act of 1975. All such affiliations, representing a total of 52 current clinical locations, have been accounted for using the purchase method of accounting.

In connection with certain completed affiliation transactions, the Company agreed to pay to the sellers' possible future consideration in the form of cash and Company stock. The amount of future consideration payable by the Company under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. The Company accrues for earn-out payments with respect to prior practice acquisitions when such amounts are probable and reasonably estimable. As of December 31, 1998, the Company had accrued $4.0 million for future earnout payments, of which $1.0 million is included in additional paid-in capital for anticipated stock issuances while the remaining accrual for anticipated cash payments is included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $20 and $27 million from January 1999 to December 2002, of which the majority is expected to be paid in cash. In future years, such additional earn-out consideration could result in additional amortization of $800,000 to $1,080,000 annually.

The Company's credit facility provides for a maximum credit line of $45 million. The Company intends to use the credit facility for working capital requirements, to purchase non-professional dental practice assets of additional dental practices that the Company may seek to affiliate with, and to purchase operating assets for existing affiliated dental practices. This revolving feature of the credit facility expires on September 30, 2001, at which time it will convert into a four year term loan to be repaid in 16 equal quarterly installments. Principal amounts owed under the credit facility bear interest, at the Company's option at varying margins over LIBOR (1%-1.75%) or the prime rate (0.5%-1%), at the Company's option, based on the level of the Company's leverage ratio. The credit facility requires the Company to pay an unused commitment fee in an amount of ranging from 0.375% to 0.750% per annum (depending on amounts of unused available credit). This fee is based on the average daily amount by which the bank commitment under the credit facility exceeds the aggregate amount of all loans then outstanding. The credit facility contains several covenants including restrictions on the ability of the Company to incur indebtedness and repurchase, or make dividends with respect to, its capital stock; and requirements relating to maintenance of a specified net worth and compliance with specified financial ratios. In addition, the credit facility requires the Company to notify the lenders prior to making any acquisition and to obtain the consent of the lenders prior to making acquisitions with purchase prices exceeding $12 million or when cash consideration exceeds $7.5 million. The credit facility also requires the Company to convert to a holding company that owns no assets other than the stock of its subsidiaries on or before July 31, 1999 (which was accomplished as part of the merger with DCA on March 12, 1999). The Company's obligations under the credit facility are guaranteed by each of its non-dental insurance business subsidiaries. The obligations of the Company under the credit facility and the subsidiaries under the guarantees are secured by a security interest in the equipment, fixtures, inventory, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles of each of such entities.

On June 3, 1998, the Company completed a $45 million private placement, consisting of $30 million of subordinated convertible notes and $15 million of preferred stock. The subordinated notes have eight-year terms and are convertible into shares of common stock at $9.21 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such subordinated notes. If certain events of default occur, the subordinated notes then outstanding will automatically convert into shares of Series B preferred stock at a rate of one share of Series B preferred stock for each thousand dollars in outstanding principal and accrued but unpaid interest on the subordinated notes, subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The subordinated notes and all outstanding shares of preferred stock shall be automatically converted into common stock (or, in the case of Series A preferred stock and Series C preferred stock, redeemed at nominal cost) if the rolling 21-day average closing market price of the common stock on 20 out of any 30 consecutive trading days is more than $15.73 on or prior to May 18, 1999, more than $16.85 on or prior to May 18, 2000, or more than $17.98 at any time thereafter.

The presently authorized series of the Company's preferred stock include the following series: 100 shares of Series A preferred stock, all of which is issued and outstanding; 70,000 shares of Series B preferred stock, none of which is presently outstanding but which will be issued automatically upon conversion of the then outstanding subordinated notes; 100 shares of Series C preferred stock, all of which is issued and outstanding; and 2,000,000 shares of Series D preferred stock of which 1,628,663 shares are issued and outstanding. The shares of the Company's Series B preferred stock are convertible into shares of the Company's common stock at the rate of 108.58 shares of the Company common stock for each share of the Company Series B preferred stock (assuming there are no declared but unpaid dividends on the Series B preferred stock), and the shares of the Company Series D preferred stock are convertible into shares of the Company common stock on a share for share basis (assuming there are no declared but unpaid dividends on the Series D preferred stock), in each case subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The Company's Series A preferred stock and Series C preferred stock are not convertible.

The Company believes that proceeds from its existing credit facility and cash flow from operations, if any, will be sufficient to fund its operations for the next fiscal year. The Company also believes that such funds will be sufficient to complete a number of other future dental practice affiliations and any possible future consideration from existing affiliations. However, to execute its long term business strategy, the Company will require substantial additional funding through additional long-term or short-term borrowing arrangements or through the public or private issuance of additional debt or equity securities to affiliate new practices and to expand and maintain existing affiliated practices. There can be no assurance that any such financing will be available to the Company or will be available on terms acceptable to the Company.

A total of 254,901 and 339,246 outstanding shares of the Company common stock issued at a price of $.45 and $.225 per share, respectively are subject to repurchase as a result of the Company's failure to achieve certain specified performance targets through December 31,1998. These shares are expected to be repurchased in the future.

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

                                                                 APPROXIMATE
           PHASE                                            PERCENTAGE COMPLETED
           Awareness ...............................................100%
           Assessment ..............................................100%
           Renovation ...............................................60%
           Validation ...............................................80%
           Implementation ...........................................50%

Pursuant to its Year 2000 plan, the Company has substantially completed its validation of its mission critical systems and the computer-related interactive vendor systems expects to complete all validation by June 1999. In addition, the Company expects to complete all phases of its Year 2000 plan by June 30, 1999.

The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure enhancements necessary to prepare for the Year 2000. Validation and conversion of primary system applications and hardware is expected to cost approximately $500,000, all of which will be incurred in fiscal year 1999.

As part of its Year 2000 plan, the Company is not only undertaking the infrastructure and facilities enhancement and testing necessary to ensure that it adequately prepared for the Year 2000, but is also communicating with its vendors upon whose services it relies and third-party payors. This communication with vendors is being performed to ensure that such vendors and third-party payors are taking appropriate steps to address their Year 2000 issues. The Company is also preparing contingency plans to try to minimize the harm to it in the event that it or any or all of the third parties with which it interacts is unable to attain Year 2000 compliance in certain applications according to the Company's Year 2000 plan. The contingency plans being prepared are system and application specific and are intended to ensure that in the event that certain systems and/or applications fails by or at the Year 2000, the Company will be able to engage in its core business functions in spite of such failure. The Company's most likely worst case Year 2000 scenario would be that it experiences significant delays in billing and collecting professional fees due its affiliated dental practices. This delay would directly impact the ability of the affiliated dental practices to pay the management fees due the company. A material delay in receipt of fees due the Company would affect its cash flow and could have a material adverse effect on its business, financial condition or results of operations.

The Company believes that its Year 2000 plan and other steps being taken are adequate to ensure that it will not be materially affected by the Year 2000 problem. However, there can be no assurance that the Year 2000 plan and the Company's other Year 2000 remedial and contingency plans will fully protect it from the risks associated with the Year 2000 problem. The analysis of, and preparation for, the Year 2000 and related problems necessarily rely on a variety of assumptions about future events. There can be no assurance that management has accurately predicted such future events or that the remedial and contingency plans for the Company will adequately address such future events. In the event that the business of the Company or the Company's vendor or patients are disrupted as a result of the Year 2000 problem such disruption could have a material adverse effect on the Company.

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                       ----
Independent Auditors' Report............................................................................20

Consolidated Balance Sheets at December 31, 1997 and 1998...............................................21-22

Consolidated Statements of Operations for the years ended December 31, 1997 and 1998....................23

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997 and 1998..........24

Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1998....................25-26

Notes to Consolidated Financial Statements..............................................................27-45


                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Gentle Dental Service Corporation:




We have audited the accompanying consolidated balance sheets of Gentle Dental Service Corporation and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gentle Dental Service Corporation and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ KPMG LLP

Orange County, California
March 12, 1999

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1997 and 1998

               (in thousands, except share and per share amounts)


                                ASSETS (NOTE 7)                                            1997                   1998
                                                                                    -------------------    -------------------
Current assets:
    Cash and cash equivalents                                                    $               302    $             1,155
    Accounts receivable, net of allowances of $4,159 and $6,855 in 1997 and
      1998, respectively                                                                       6,331                 10,555
    Receivables from affiliates                                                                1,731                    204
    Supplies                                                                                   1,109                  2,542
    Prepaid and other current assets                                                           1,726                  2,748
                                                                                    -------------------    -------------------

           Total current assets                                                               11,199                 17,204
                                                                                    -------------------    -------------------

Property and equipment, net (note 4)                                                          10,084                 15,779
Intangible assets, net of accumulated amortization (note 5)                                   22,843                 87,647
Other assets                                                                                     282                  2,808
                                                                                    -------------------    -------------------

           Total assets                                                          $            44,408    $           123,438
                                                                                    -------------------    -------------------
                                                                                    -------------------    -------------------

         LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                             $             2,452    $             3,755
    Accrued payroll and payroll related costs                                                  2,084                  4,509
    Other current liabilities (note 6)                                                         3,174                  9,317
    Current portion of long-term debt and capital lease obligations
       (notes 7 and 15)                                                                          651                  3,458
                                                                                    -------------------    -------------------

           Total current liabilities                                                           8,361                 21,039
                                                                                    -------------------    -------------------

Long-term liabilities:
    Obligations under capital leases, net of current portion (note 15)                           581                    814
    Long-term debt, net of current portion (note 7)                                           13,842                 28,225
    Subordinated convertible notes (note 7)                                                        -                 30,000
    Other long-term liabilities                                                                  115                    136
                                                                                    -------------------    -------------------

           Total long-term liabilities                                                        14,538                 59,175
                                                                                    -------------------    -------------------

           Total liabilities                                                     $            22,899    $            80,214
                                                                                    -------------------    -------------------


                                   (Continued)

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued

                           December 31, 1997 and 1998

               (in thousands, except share and per share amounts)


                                                                                           1997                   1998
                                                                                    -------------------    -------------------
Redeemable common stock, no par value, 183,686 and 180,712 shares issued and
    outstanding in 1997 and 1998, respectively (note 9)                                        2,130                  2,102
                                                                                    -------------------    -------------------

Shareholders' equity (notes 8 and 10):
    Preferred stock, 30,000,000 shares authorized:
      Preferred stock - Series A, no par value; 100 shares authorized; zero
       and  100 shares issued and outstanding in 1997 and 1998, respectively                       -                      1
      Preferred stock - Series B, no par value; 70,000 shares authorized; zero
       shares issued and outstanding in 1997 and 1998, respectively                                -                      -
      Convertible preferred stock - Series C, no  par value; 100 shares authorized; zero and 100 shares issued and outstanding in 1997 and 1998,
       respectively                                                                                -                      1
      Convertible preferred stock - Series D, no  par value; 2,000,000 shares authorized; zero and 1,628,663 shares issued and outstanding in 1997 and
       1998, respectively                                                                          -                 12,089
    Common stock, no par value, 50,000,000 shares authorized, 7,530,781 and
      8,842,334 shares issued and outstanding in 1997 and 1998, respectively                  21,784                 32,481
     Additional paid-in capital                                                                3,165                  3,961
    Shareholder notes receivable                                                                (304)                  (323)
    Accumulated deficit                                                                       (5,266)                (7,088)
                                                                                    -------------------    -------------------

           Total shareholders' equity                                                         19,379                 41,122

Commitments and contingencies (notes 14 and 15)                                                    -                      -

                                                                                    -------------------    -------------------
           Total liabilities, redeemable common stock and
              shareholders' equity                                               $            44,408    $           123,438
                                                                                    -------------------    -------------------
                                                                                    -------------------    -------------------


See accompanying notes to consolidated financial statements.

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 1997 and 1998

                    (in thousands, except per share amounts)


                                                                                            1997                   1998
                                                                                     -------------------    -------------------
Dental practice net patient service revenue - consolidated (note 2)               $            29,327    $           103,136
Net management fees (notes 2 and 11)                                                           14,076                  2,186
                                                                                     -------------------    -------------------

           Net revenues                                                                        43,403                105,322

Cost and expenses:
    Clinical salaries, benefits and outside provider costs                                     13,701                 46,886
    Practice nonclinical salaries and benefits                                                  8,177                 14,914
    Dental supplies and lab expenses                                                            6,271                 12,126
    Practice occupancy expenses                                                                 3,527                  5,573
    Practice selling, general and administrative expenses                                       4,912                 10,359
    Corporate selling, general and administrative expenses                                      5,700                  6,356
    Corporate restructure and merger costs (note 3)                                             1,809                  3,406
    Depreciation and amortization                                                               1,847                  4,394
                                                                                     -------------------    -------------------

           Operating income (loss)                                                             (2,541)                 1,308
                                                                                     -------------------    -------------------

Nonoperating income (expense):
    Interest expense, net                                                                        (653)                (3,047)
    Other expense, net                                                                            (74)                   (14)
                                                                                     -------------------    -------------------

           Nonoperating expense, net                                                             (727)                (3,061)
                                                                                     -------------------    -------------------

           Loss before income taxes                                                            (3,268)                (1,753)

Provision (benefit) for income taxes (note 13)                                                    (81)                    47
                                                                                     -------------------    -------------------

           Net loss                                                                            (3,187)                (1,800)

Dividends on redeemable convertible preferred stock - Series B (note 9)                          (932)                     -
Accretion of redeemable common stock (note 9)                                                     (34)                   (22)
                                                                                     -------------------    -------------------

           Net loss attributable to common stock                                  $            (4,153)   $            (1,822)
                                                                                     -------------------    -------------------
                                                                                     -------------------    -------------------

Loss per share attributable to common stock - basic and diluted                   $              (.91)   $              (.23)
                                                                                     -------------------    -------------------
                                                                                     -------------------    -------------------


See accompanying notes to consolidated financial statements.

                                GENTLE DENTAL SERVICE CORPORATION
                                        AND SUBSIDIARIES

                          Consolidated Statements of Shareholders' Equity

                              Years ended December 31, 1997 and 1998

                               (in thousands, except share amounts)

                                                       Preferred      Convertible       Convertible
                                                         stock-        preferred         preferred
                                                       Series A      stock-Series C    stock-Series D
                                                       ---------     --------------    --------------
Balance, December 31, 1996                             $      1      $        1        $         --
Convertible preferred stock-Series C
  issued for acquisitions                                    --              --                  --
Common stock issued in connection with:
  Acquisitions                                               --              --                  --
  Initial public offering, net of issuance costs             --              --                  --
  Employee purchase plan                                     --              --                  --
  Pursuant to options for shareholder notes
    receivable                                               --              --                  --
Exercise of stock options                                    --              --                  --
Stock options granted to nonemployees                        --              --                  --
Accretion of put rights                                      --              --                  --
Interest accrued on shareholder notes
  receivable                                                 --              --                  --
Dividends on redeemable convertible
  preferred stock-Series B                                   --              --                  --
Issuance of common stock warrants for
  acquisitions                                               --              --                  --
Value of shares to be issued under earnouts                  --              --                  --
Conversion of convertible preferred stock-
  Series A, B, and C into common stock                       (1)             (1)                 --
Net loss                                                     --              --                  --
                                                       ---------     --------------    --------------
Balance, December 31, 1997                             $     --      $       --        $         --
                                                       ---------     --------------    --------------
Preferred stock-Series A
  issued for private placement                                1              --                  --
Convertible preferred stock-Series C
  issued for private placement                               --               1                  --
Convertible preferred stock-Series D
  issued for private placement, net of
  issuance costs                                             --              --              12,089
Common stock issued in connection with:
  Acquisitions                                               --              --                  --
  Employee purchase plan                                     --              --                  --
Exercise of warrants                                         --              --                  --
Exercise of stock options                                    --              --                  --
Stock options granted to nonemployees                        --              --                  --
Accretion of put rights                                      --              --                  --
Interest accrued on shareholder notes
  receivable                                                 --              --                  --
Issuance of common stock warrants for financing              --              --                  --
Value of shares to be issued under earnouts                  --              --                  --
Net loss                                                     --              --                  --
                                                       ---------     --------------    --------------
Balance, December 31, 1998                                    1      $        1        $     12,089
                                                       ---------     --------------    --------------
                                                       ---------     --------------    --------------


                                                                    Additional        Shareholder
                                                        Common       paid-in             notes         Accumulated
                                                        Stock        capital           receivable        deficit         Total
                                                        ------      ----------        -----------      -----------      -------
Balance, December 31, 1996                             $ 2,890       $1,443             $(136)          $(1,113)       $ 3,086
Convertible preferred stock-Series C
  issued for acquisitions                                   --        1,156                --                --          1,156
Common stock issued in connection with:
  Acquisitions                                             475           --                --                --            475
  Initial public offering, net of issuance costs         6,125           --                --                --          6,125
  Employee purchase plan                                    17           --                --                --             17
  Pursuant to options for shareholder notes
    receivable                                               1          150              (150)               --              1
Exercise of stock options                                  100           --                --                --            100
Stock options granted to nonemployees                       --           56                --                --             56
Accretion of put rights                                     --           --                --               (34)           (34)
Interest accrued on shareholder notes
  receivable                                                --           --               (18)               --            (18)
Dividends on redeemable convertible
  preferred stock-Series B                                  --           --                --              (932)          (932)
Issuance of common stock warrants for
  acquisitions                                              --            4                --                --              4
Value of Shares to be issued under earnouts                 --          356                --                --            356
Conversion of convertible preferred stock-
  Series A, B, and C into common stock                  12,176           --                --                --         12,174
Net loss                                                    --           --                --            (3,187)        (3,187)
                                                       -------      ----------        -----------      -----------     --------
Balance, December 31, 1997                             $21,784       $3,165             $(304)          $(5,266)       $19,379
                                                       -------      ----------        -----------      -----------     --------
Preferred stock-Series A
  issued for private placement                              --           --                --                --              1
Convertible preferred stock-Series C
  issued for private placement                              --           --                --                --              1
Convertible preferred stock-Series D
  issued for private placement, net of
  issuance costs                                            --           --                --                           12,089
Common stock issued in connection with:
  Acquisitions                                          10,496           --                --                --         10,496
  Employee purchase plan                                   172           --                --                --            172
Exercise of warrants                                        --           --
Exercise of stock options                                   29           --                --                --             29
Stock options granted to nonemployees                       --           55                --                --             55
Accretion of put rights                                     --           --                --               (22)           (22)
Interest accrued on shareholder notes
  receivable                                                --           --               (19)               --            (19)
Issuance of common stock warrants for financing             --           92                --                --             92
Value of shares to be issued under earnouts                 --          649                --                --            649
Net loss                                                    --           --                --            (1,800)        (1,800)
                                                       -------      ----------        -----------      -----------     --------
Balance, December 31, 1998                             $32,481       $3,961             $(323)          $(7,088)       $41,122
                                                       -------      ----------        -----------      -----------     --------
                                                       -------      ----------        -----------      -----------     --------


See accompanying notes to consolidated financial statements.

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 1997 and 1998

                      (in thousands, except share amounts)


                                                                                           1997                   1998
                                                                                    -------------------    -------------------
Cash flows from operating activities:
    Net loss                                                                     $            (3,187)   $            (1,800)
    Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
      Depreciation and amortization                                                            1,847                  4,394
      Loss on disposal of assets                                                                  31                      4
      Loss on investment in joint venture                                                        135                      4
      Stock options granted to nonemployees                                                       56                     55
      Interest accrued on shareholder notes receivables                                          (18)                   (19)
      Amortization of deferred financing costs                                                    30                    194
      Deferred income taxes                                                                       34                      -
    Change in assets and liabilities, net of the effect of acquisitions:
        Accounts receivable, net                                                                  47                   (617)
        Receivables from affiliates                                                             (621)                  (192)
        Supplies                                                                                (269)                  (335)
        Prepaid expenses and other current assets                                             (1,155)                  (661)
        Other assets                                                                              45                   (416)
        Accounts payable                                                                         268                   (630)
        Accrued payroll and payroll related costs                                                482                    347
        Other liabilities                                                                      1,330                    705
                                                                                    -------------------    -------------------
                Net cash provided by (used in) operating activities                             (945)                 1,033
                                                                                    -------------------    -------------------
Cash flows from investing activities:
    Purchase of property and equipment                                                        (2,800)                (3,473)
    Cash paid for acquisitions, including other direct costs, net of cash                     (9,706)               (49,769)
      acquired
                                                                                    -------------------    -------------------
                Net cash used in investing activities                            $           (12,506)   $           (53,242)
                                                                                    -------------------    -------------------

                                   (Continued)

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                     Years ended December 31, 1997 and 1998

                      (in thousands, except share amounts)

                                                                                           1997                   1998
                                                                                    -------------------    -------------------
Cash flows from financing activities:
    Net payments on short-term borrowings                                        $            (2,097)   $                 -
    Net borrowings on credit facility                                                         10,000                 13,518
    Proceeds from issuance of long-term debt                                                       -                 30,000
    Payments on long-term debt and obligations under capital leases                           (3,122)                (1,006)
    Payments of deferred financing costs                                                         (30)                (1,784)
    Proceeds from issuance of common stock and preferred stock                                 7,703                 15,173
    Common and preferred stock issuance costs                                                   (918)                (2,818)
    Exercise of put rights                                                                      (103)                   (50)
    Exercise of stock options                                                                    100                     29
                                                                                    -------------------    -------------------
           Net cash provided by financing activities                                          11,533                 53,062
                                                                                    -------------------    -------------------
           Increase (decrease) in cash and cash equivalents                                   (1,918)                   853
Cash and cash equivalents, beginning of year                                                   2,220                    302
                                                                                    -------------------    -------------------
Cash and cash equivalents, end of year                                           $               302    $             1,155
                                                                                    -------------------    -------------------
                                                                                    -------------------    -------------------
Supplemental disclosure of cash flow information:
   Cash paid during period:
      Interest paid                                                              $               601    $             2,381
      Income taxes paid                                                                            1                    127
                                                                                    -------------------    -------------------
                                                                                    -------------------    -------------------
Supplemental schedule of noncash investing and financing activities:
    Purchases of property and equipment under capital lease agreements           $               278    $                 -
    Issuance of shareholder notes receivable for purchase of common stock                        150                      -
    Interest accrued on shareholder notes receivable                                              18                     19
    Accretion of put rights                                                                       34                     22
    Conversion of convertible preferred stock series A, B and C into 7,603,677
      shares of GMS common stock                                                              12,176                      -
    Conversion of 10,218,578 shares of GMS common stock into 4,548,161 shares
      of the Company's common stock in 1997                                                        -                      -
    Warrants issued in connection with public and private offerings                              150                     92
    Effect of acquisitions (note 3):
      Liabilities assumed or issued                                                            5,762                 14,381
      Common and convertible preferred stock and warrants issued                               1,635                 10,496
      Value of shares to be issued under earn-out agreements                     $               356    $               649
                                                                                    -------------------    -------------------
                                                                                    -------------------    -------------------

See accompanying notes to consolidated financial statements.

                        GENTLE DENTAL SERVICE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1997 and 1998

               (in thousands, except share and per share amounts)



(1)    ORGANIZATION

       Gentle Dental Service Corporation (the "Company"), incorporated on December 14, 1992, is a Washington corporation headquartered in El Segundo, California. The Company is one of the largest providers of dental practice management services to multi-specialty dental practices in the United States. The Company provides management services to dental practices in selected markets in California, Washington, Oregon, Idaho, Nevada and Hawaii. The dentists employed through the Company's network of affiliated dental practices (the "Affiliated Dental Practices" or "DPs") provide comprehensive general dentistry services and offer specialty dental services, which include orthodontics, periodontics, endodontics, pedodontics, prosthodontics, oral surgery and oral pathology. The Company's practice management services facilitate the delivery of convenient, high quality, comprehensive and affordable dental care to patients in a comfortable environment. The Company seeks to build geographically dense dental practice networks in selected markets through a combination of affiliating with existing dental practices and selectively developing de novo offices.

       On February 13, 1997, the Company completed its initial public offering of 1,500,000 shares of no par value common stock (the "Offering"). The price per share in the Offering was $5.00, resulting in gross offering proceeds of $7,500. The Company received net proceeds of approximately $6,125 net of underwriters' discount and offering expenses. Concurrent with the receipt of the net proceeds, the Company utilized $4,426 to repay certain outstanding principal under the Company's various bank loan arrangements (see note 7).


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

       The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on the accounting for transactions between physician practice management companies and physician practices and the financial reporting of such entities (EITF issue number 97-2). For financial reporting purposes, EITF 97-2 mandates the consolidation of physician practice activities with the practice management company when certain conditions have been met, even though the practice management company does not have an equity investment in the physician practice. The accompanying financial statements are prepared in conformity with the consensus reached in EITF 97-2.

       Corporate practice of medicine laws in the states in which the Company currently operates prohibit the Company from owning dental practices. In response to these laws the Company has executed management services agreements ("MSAs") with various DPs. Based upon the terms of MSAs with certain of the DPs, the Company has met the criteria for consolidation of those DPs with the Company. In these circumstances, all the accounts of the DPs are included in the accompanying consolidated financial statements. Accordingly, the consolidated statements of operations include the net patient revenues and related expenses of these DPs.

       In addition to the MSAs discussed above, the Company has entered into MSAs with certain DPs where the Company has not met the criteria for consolidation of the DPs activities. In these circumstances, the Company does not consolidate the accounts of the DPs (one in 1998). Accordingly, the consolidated statements of operations exclude the net patient revenues and expenses of the DPs. Rather, the consolidated statements of operations include only the Company's net management fees revenue generated from those MSAs and the Company's expenses associated with those MSAs. Effective January 1, 1998, the Company entered into new MSAs with the Oregon and Washington DPs that has met the criteria for consolidation of these DPs financial statements with the Company.

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

                                                                                  1997                   1998
                                                                           --------------------   --------------------
         DP net patient service revenue - unconsolidated                  $          26,289      $           3,684
         Less amounts retained by the DPs                                           (12,583)                (1,788)
         Retail sales and other                                                         370                    290
                                                                           --------------------   --------------------
         Net management fees                                                         14,076                  2,186
         DP net patient service revenue - consolidated                               29,327                103,136
                                                                           --------------------   --------------------
                  Net revenues                                            $          43,403      $         105,322
                                                                           --------------------   --------------------
                                                                           --------------------   --------------------

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

       ACCOUNTS RECEIVABLE

       Accounts receivable principally represent receivables from patients and insurance carriers for dental services provided by the related DPs and are recorded net of contractual adjustments and allowance for doubtful accounts. Contractual allowances represent an estimate of the difference between the amount billed by the Company and the amount which the patient, third party payor or other is contractually obligated to pay the Company and is included in net revenues. An allowance for doubtful accounts is provided based upon historical collection experience and is included in practice selling, general and administrative expenses.

       RECEIVABLES FROM AFFILIATES

       Receivables from affiliates consist primarily of amounts owed to the Company from unconsolidated DPs to reimburse the Company for payment of the DPs payroll and other direct costs, net of amounts due to the DPs related to the acquisitions and the DPs share of revenues (note 11).

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

       Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the lease. Depreciation of property and equipment is recorded using the straight-line method over the shorter of the related lease term or the estimated useful lives, which are as follows:


                                                                      RANGE OF LIVES
                                                                        (IN YEARS)
                                                                    ------------------
                       Dental equipment                                    3-15
                       Computer equipment                                  3
                       Furniture, fixtures, & equipment                    3-15
                       Leasehold improvements                              3-20
                       Vehicles                                            5
                       Buildings                                           25

       INTANGIBLE ASSETS

       Intangible assets result primarily from the excess of cost over the fair value of net tangible assets purchased. Such intangibles relate primarily to noncompetition covenants, management services agreements, and goodwill associated with purchases of stock in companies acquired. Intangibles relating to management service agreements consist of the costs of purchasing the rights to provide management support services to DPs over the initial noncancelable 40-year terms of the related agreements. Under these agreements, the DPs have agreed to provide dental services on an exclusive basis only through facilities provided by the Company. Pursuant to the terms of the agreements, the Company is the exclusive administrator of all non-dental aspects of the acquired DPs, providing facilities, equipment, support staffing, management and other ancillary services. The agreements are noncancelable except for performance defaults.

       Intangible assets are amortized on the straight-line method over their estimated useful lives, ranging from 5 years for organization costs to 25 years for management services agreements and other intangible assets.

       LONG-LIVED ASSETS

       The Company reviews its asset balances for impairment at the end of each quarter or more frequently when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted net cash flows from assets. If the estimated net cash flows are less than the carrying amount of the asset, the Company recognizes an impairment loss in an amount necessary to write-down the asset to a fair value as determined from expected future discounted cash flows. No write-down of assets was recorded for the years ended December 31, 1997 and 1998.

       FAIR VALUE OF FINANCIAL ASSETS, LIABILITIES, AND REDEEMABLE COMMON STOCK

       The Company estimates the fair value of its monetary assets, liabilities, and redeemable common stock based upon the existing interest rates related to such assets, liabilities, and redeemable common stock compared to current market rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the carrying value of all of its monetary assets, liabilities, and redeemable common stock approximates fair value as of December 31, 1997 and 1998.

       USE OF ESTIMATES

       In preparing the financial statements conforming to Generally Accepted Accounting Principals ("GAAP"), we have made estimates and assumptions that affect the following:

       - Reported amounts of assets and liabilities at the date of the financial statements;
       - Disclosure of contingent assets and liabilities at the date of the financial statements; and
       -  Reported amounts of revenues and expenses during the period.

       Actual results could differ from those estimates.

       NET LOSS PER SHARE

       The Company utilizes Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). In accordance with SFAS 128, the Company presents "basic" earnings per share, which is net income divided by the average weighted common shares outstanding during period, and "diluted" earnings per share, which considers the impact of common share equivalents. Dilutive potential common shares represent shares issuable using the treasury stock method. Dilutive potential common shares comprising of convertible preferred stock, convertible subordinated debt, contingent shares, and the exercise of certain options, warrants, and put rights have been excluded from the computation of diluted loss per share for the years ended December 31, 1997 and 1998 as their effect is anti-dilutive. Such excluded issuable shares were 443,152 and 5,292,528 respectively for years ended December 31, 1997 and 1998. The following table summarizes the computation of EPS:

                                                                                          1997            1998
                                                                                      ------------   -------------
                Net loss attributable to common stock - basic and diluted            $    (4,153)   $     (1,822)
                                                                                      ------------   -------------
                                                                                      ------------   -------------

                Basic Shares Reconciliation:
                  Weighted average common shares outstanding                            4,559,140       8,330,342
                  Contingently issuable common shares                                           -          72,394
                  Contingently repurchasable common shares                                      -        (570,890)
                                                                                      ------------   -------------
                       Basic shares                                                     4,559,140       7,831,846
                                                                                      ------------   -------------
                 Loss per share attributable to common stock - basic and dilutive    $      (.91)   $       (.23)
                                                                                      ------------   -------------
                                                                                      ------------   -------------

       COMPREHENSIVE INCOME

       The Company adopted the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive income ("SFAS 130") in the first quarter of 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses). The adoption of SFAS 130 did not have an effect on the Company's financial position or results of operations as the Company does not have components of other comprehensive income.

       STOCK-BASED COMPENSATION

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. Under SFAS 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account to stock-based compensation under Accounting Principles Board Opinion No. 25("APB 25"), Accounting for Stock Issued to Employees' and disclose in the financial statements the effects of SFAS 123 as if the recognition provisions were adopted. The Company has elected to account for stock-based compensation under APB 25.

       SEGMENT REPORTING

       The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS" 131"), Disclosures about Segments of and Enterprise and Related Information. SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing the performance as the source of the Company's reportable segments. The adoption of SFAS 131 did not have an impact for the reporting and display of segment information as each of the Affiliated Dental Practices are considered to have similar economic characteristics, as defined in the pronouncement, and therefore aggregated.

       RECLASSIFICATIONS

       Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation. Such reclassifications had no effect on the Company's previously reported results of operations or financial position.


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

       The results of operations of GMS and GDS for 1997 through the date of the merger are as follows:

                                                             GMS                    GDS
                                                      -------------------    -------------------
              DP net patient service revenue         $          22,683      $               -
              Net management fees                                    -                 11,841
              Net income (loss)                                 (1,087)                   308

       As a result of the merger, the Company recorded direct merger expenses of $677. These expenses consist primarily of accounting, legal and other advisory fees. Also, the Company recorded a restructuring charge of $1,295, of which $1,132 was recorded in 1997 while an additional $163 was recorded when incurred in 1998. The charge included $289 for employee related costs, $311 for facility consolidation and related leasehold and fixed asset write-offs and $695 for the redirection of certain duplicative operations and programs and other costs. These charges were substantially completed in 1998 as the remaining obligation related to the restructuring charges was approximately $130 at December 31, 1998 and included in other current liabilities in the accompanying financial statements.

       On October 15, 1998, the Company and Dental Care Alliance, Inc. ("DCA") signed a definitive agreement to merge in a transaction expected to be accounted for as a pooling-of-interests. The transaction will create one of the largest dental practice management companies in the nation. The new company will be affiliated with dental practices in California, Oregon, Washington, Hawaii, Idaho, Nevada, Florida, Indiana, Georgia, Michigan, and Pennsylvania. In the proposed combination, the Company and Dental Care Alliance, Inc., each will become a wholly-owned subsidiary of a new Delaware corporation ("InterDent") to be headquartered in El Segundo, California. The merger was completed on March 12, 1999. See note 16 for further discussion.

       In connection with the DCA merger, the Company recorded direct merger expenses of $1,653 in the fourth quarter of 1998. These expenses consist primarily of accounting, legal and other advisory fees. Also, the Company recorded a restructuring charge in 1998 of $1,590 relating to severance packages. The Company anticipates additional merger and restructure charges to be incurred throughout 1999.

       DENTAL PRACTICE ACQUISITIONS

       In 1997, the Company acquired substantially all of the assets of 15 dental office locations, including cash, accounts receivable, supplies and fixed assets. The total price for the fair value of the assets acquired, including intangible assets was $17,459. Approximately $13,213 of the purchase price has been allocated to intangible assets. The total purchase consideration included $9,706 in cash, $1,991 in nonredeemable preferred and common stock, warrants, and shares to be issued for future earnout, and $5,762 in liabilities issued or assumed.

       In connection with the affiliation of certain dental practices, the Company is obligated to pay additional consideration, depending upon the achievement of certain financial results, as defined by the purchase agreements. During 1997, the Company accrued $356 representing the aggregate value of shares reserved under earn-out agreements.

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

       During the year ended December 31, 1998, the Company acquired substantially all of the assets of 41 dental office locations, including cash, accounts receivable, supplies and fixed assets. Additionally, the Company acquired all of the outstanding capital stock of the following entities, each of which is governed by various contracts and licenses of regulatory agencies:

       - Capitol Dental Care, Inc., ("CDC") an Oregon corporation. CDC provides capitated dental services under the Oregon Health Plan pursuant to a contract with the State of Oregon Office of Medical Assistance Programs.

       - Managed Dental Care of Oregon, Inc., ("MDCO"). MDCO is a dental care entity that contracts with the Oregon Health Plan pursuant to a contract with the State of Oregon Office of Medical Assistance Programs.

       - Dedicated Dental Systems, Inc. ("Dedicated Dental"), a Bakersfield, California company. Dedicated Dental owns and operates 11 staff model dental offices pursuant to a license granted under the California Knox-Keene Health Care Service Plan Act of 1975.

       The aggregate dental practice acquisition purchase price recorded during the year ended December 31, 1998, representing the fair value of the assets acquired in the above affiliations and earnout consideration accrued or paid for transactions completed in current and prior periods was $75,295. Approximately $67,008 of the purchase price has been allocated to intangible assets. The total purchase consideration included $49,769 in cash, $10,496 in common stock issued (1,264,361 shares), $14,381 in liabilities incurred and assumed, and $649 aggregate value of shares reserved under earn-out agreements.

       In connection with certain completed affiliation transactions, the Company agreed to pay to the sellers possible future consideration in the form of cash and the Company capital stock. The amount of future consideration payable by the Company under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. The Company accrues for earn-out payments with respect to prior practice acquisitions when such amounts are probable and reasonably estimable. As of December 31, 1998, the Company had accrued $3,985 for future earnout payments, of which $1,005 is included in additional paid-in capital for anticipated stock issuances while the remaining accrual for anticipated cash payments is included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $20 and $27 million from January 1999 to December 2002, of which the majority is expected to be paid in cash. In future years, such additional earn-out consideration could result in additional amortization of $800,000 to $1,080,000 annually.

       The above asset purchases in 1997 and 1998 have been accounted for using the purchase method of accounting. The excess of the total purchase price over the fair value of the net tangible and identifiable intangible assets acquired representing the estimated future value of the management services agreements are being amortized over the lesser of the term of the related management service agreements or 25 years using the straight-line method. The results of operations for these practices have been included in the consolidated financial statements of the Company since the dates of their affiliation.

       The following unaudited pro forma information presents the condensed consolidated results of operations as if the 1997 and 1998 affiliations discussed above, and related financing activities had occurred as of January 1, 1997. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what the actual results of operations would have been had the practices been affiliated as of that date, nor does it purport to represent future operations of the Company:

                                                                                  1997                   1998
                                                                           -------------------    -------------------
          As reported:
             DP net patient service revenue--consolidated                 $          29,327                103,136
             Net management fees                                                     14,026                  2,186
             Net loss                                                                (4,153)                (1,822)
             Net loss per share attributed to common stock--basic
               and diluted                                                             (.91)                  (.23)
          Pro forma:
             DP net patient service revenue -- consolidated               $         138,157                145,387
             Net management fees                                                      1,890                  2,186
             Net income                                                               3,188                  1,830
             Net income per share attributed to common stock--
               diluted                                                    $             .30                    .17
                                                                           -------------------    -------------------
                                                                           -------------------    -------------------

       Income (loss) amounts reflected above include the effect of merger and structure costs of $1,809 and $3,406 during the years ended December 31, 1997 and 1998, respectively, as outlined in the business combination discussion above and in note 16.

(4)    PROPERTY AND EQUIPMENT

       Property and equipment are summarized as follows:

                                                 1997                   1998
                                               -------------------    -------------------
      Dental equipment                        $           5,697      $           8,516
      Computer equipment                                  1,941                  3,057
      Furniture, fixtures and equipment                   1,053                  2,506
      Leasehold improvements                              3,576                  5,390
      Vehicles                                               32                     48
      Buildings                                              48                    792
      Land                                                   10                    395
                                               -------------------    -------------------

           Total property and equipment                  12,357                 20,704

      Less accumulated depreciation and
        amortization                                     (2,273)                (4,925)
                                               -------------------    -------------------

           Property and equipment, net        $          10,084      $          15,779
                                               -------------------    -------------------
                                               -------------------    -------------------

(5)   INTANGIBLE ASSETS

      Intangible assets consists of the following:

                                                        1997                   1998
                                                 -------------------    -------------------
      Management services agreements            $          23,700      $          52,538
      Goodwill                                                  -                 38,166
      Other                                                    49                    117
                                                 -------------------    -------------------
                                                           23,749                 90,821
      Less accumulated amortization                          (906)                (3,174)
                                                 -------------------    -------------------

                                                $          22,843      $          87,647
                                                 -------------------    -------------------
                                                 -------------------    -------------------

(6)    OTHER CURRENT LIABILITIES

       Other current liabilities consists of the following:

                                                        1997                   1998
                                                 -------------------    -------------------
       Accrued earnouts                         $             386      $           2,980
       Accrued merger and restructure                       1,266                  2,212
       Other                                                1,522                  4,125
                                                 -------------------    -------------------
                                                $           3,174      $           9,317
                                                 -------------------    -------------------
                                                 -------------------    -------------------


(7)    DEBT

       The Company's credit facility provides for a maximum borrowing of $45,000. The revolving feature of the credit facility expires on September 30, 2001, at which time it will convert into a four year term loan to be repaid in 16 equal quarterly installments. Principal amounts owed under the credit facility bear interest, at varying amounts over LIBOR (1%-1.75%) or the prime rate (0.5%-1%), at the Company's option, based on the level of the Company's leverage ratio (7.48% at December 31, 1998). The credit facility requires the Company to pay an unused commitment fee in an amount ranging from 0.375% to 0.750% per annum of the average daily amount by which the bank commitment under the credit facility exceeds the aggregate amount of all loans then outstanding. The credit facility contains several covenants including restrictions on the ability of the Company to incur indebtedness and repurchase, prohibits dividends without prior approval; and requirements relating to maintenance of a specified net worth and compliance with specified financial ratios. In addition, the credit facility requires the Company to notify the lenders prior to making any acquisition and to obtain the consent of the lenders prior to making acquisitions over a specified purchase price. The obligations of the Company under the credit facility and the subsidiaries under the guarantees are secured by a security interest in the equipment, fixtures, inventory, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles of each of such entities.

       On June 3, 1998, the Company issued $30,000 of subordinated convertible notes ("Notes"). The Notes have an eight-year term and bear interest at 7.0%. See note 8 for discussion on the conversion of the Notes.


       Long term debt is summarized as follows:

                                                                                           1997                 1998
                                                                                    ------------------   ------------------
       Credit facility, bearing interest at 3.25% in excess of LIBOR rate,
         terminated and repaid during 1998                                         $          10,000    $               -
       Credit facility, bearing interest of 7.48% at December 31,1998                              -               23,518
       Subordinated convertible notes, bearing interest at 7.0%; due May 2006                      -               30,000
       Senior subordinated note payable, face value of $2,083 discounted at
         8%; due July 2002                                                                     1,448                1,568
       Subordinated note payable, bearing interest at 8%, interest payable
         annually through January 2002; due January 2002                                         696                  696
       Senior subordinated note payable, bearing interest at 8%; due in monthly
         installments of principal and interest of $14; due July 2002                            637                  515
       Senior subordinated note payable, face value of $500 discounted at 8%;
         due in July 1999                                                                        441                  478
       Note payable bearing interest at 9.375%; payable in monthly installments
         of $4, secured by land and building; due April 1999                                       -                  381
       Various unsecured acquisition notes payable, due in monthly and quarterly installments of principal and interest at rates ranging from
         8.25% to 10.0%; due through November 2003                                               903                4,036
                                                                                    ------------------   ------------------
                                                                                              14,125               61,192
       Less current portion                                                                     (283)              (2,967)
                                                                                    ------------------   ------------------
                                                                                   $          13,842    $          58,225
                                                                                    ------------------   ------------------
                                                                                    ------------------   ------------------

       At December 31, 1998, the aggregate maturities of long-term debt for each of the next five years are as follows:

                            1999                  $           2,967
                            2000                              1,190
                            2001                              1,048
                            2002                              2,432
                            2003                                 37
                            Thereafter                       53,518
                                                    ----------------
                                                  $          61,192
                                                    ----------------
                                                    ----------------


(8)    SHAREHOLDERS' EQUITY

       In 1997, GMS preferred stock outstanding consisted of convertible preferred stock - Series A, redeemable convertible preferred stock - Series B and convertible preferred stock - Series C. The redeemable convertible preferred stock - Series B, including dividends and the convertible preferred stock - Series A and C, were converted into 7,603,677 shares (3,384,302 shares of GDS common stock) of GMS common stock on November 4, 1997 prior to the GMS merger. Upon closing of the merger between GMS and the Company, all 10,218,578 outstanding GMS common shares were converted into 4,548,161 shares of the Company's common stock. A reconciliation of the total shares of preferred and common stock outstanding during the years ended December 31, 1997 and 1998 is as follows:

                                               Convertible                   Convertible     Convertible    Convertible
                                                Preferred      Preferred      Preferred       Preferred      Preferred
                                                  Stock-        Stock-         Stock-          Stock-         Stock-        Common
                                                Series A       Series A        Series C       Series C       Series D        Stock
                                                ---------      ---------     -----------     ------------   -----------     -------

       Balance, December 31, 1996                     395             -          1,777            -             -        2,181,622
         Convertible preferred stock - Series
         C issued for acquisitions                      -             -          1,156            -             -                -
         Common stock issued in connection
       with:
         Acquisitions                                   -             -              -            -             -          109,039
         Initial public offering                        -             -              -            -             -        1,500,000
           Employee purchase plan                       -             -              -            -             -            1,902
           Pursuant to options on shareholder
            notes receivable                            -                            -            -             -          333,816
         Exercise of stock options                      -             -              -            -             -           20,100
         Conversion of preferred stock -
          Series A, B, and C into common stock      (395)             -        (2,933)            -             -        3,384,302
                                               -----------------------------------------------------------------------------------
       Balance , December 31, 1997                      -             -              -            -             -        7,530,781
                                               -----------------------------------------------------------------------------------
         Preferred stock - Series A issued
          for private placement                         -           100              -            -             -                -
         Convertible preferred stock - Series
          C issued for private placement                -             -              -          100             -                -
         Convertible preferred stock - Series
          D issued for private placement                -             -              -            -     1,628,663                -
         Common stock issued in connection
          with:
          Acquisitions                                  -             -              -            -             -        1,264,361
          Employee purchase plan                        -             -              -            -             -           23,497
         Exercise of warrants                           -             -              -            -             -            1,961
         Exercise of options                            -             -              -            -             -           21,734
                                               -----------------------------------------------------------------------------------
       Balance, December 31, 1998                       -           100              -          100     1,628,663        8,842,334
                                               -----------------------------------------------------------------------------------
                                               -----------------------------------------------------------------------------------

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

       A total of 254,901 and 339,246 outstanding shares of the Company common stock, issued at a price of $.45 and $.225 per share, respectively are subject to repurchase at cost as a result of the Company's failure to achieve certain specified performance targets through December 31, 1998. These shares are expected to be repurchased in the future.

       PREFERRED STOCK

       Preferred stock may be issued by the Board of Directors with preferences to be determined at the time of issuance.

       On June 3, 1998, the Company completed a $45,000 private placement, consisting of $30,000 of subordinated notes and $15,000 of preferred stock. The subordinated notes have eight year terms and are convertible into shares of the common stock at $9.21 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such subordinated notes. If certain events of default occur, the subordinated notes then outstanding will automatically convert into shares of Series B preferred stock at a rate of one share of Series B preferred stock for each thousand dollars in outstanding principal and accrued but unpaid interest on the subordinated notes, subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The subordinated notes and all outstanding shares of preferred stock shall be automatically converted into common stock (or, in the case of Series A preferred stock and Series C preferred stock, redeemed at nominal cost) if the rolling 21-day average closing market price of the common stock on 20 out of any 30 consecutive trading days is more than $15.73 on or prior to May 18, 1999, more than $16.85 on or prior to May 18, 2000, or more than $17.98 at any time thereafter.

       The presently authorized series of preferred stock include the following series: 100 shares of Series A preferred stock, all of which is issued and outstanding; 70,000 shares of Series B preferred stock, none of which is presently outstanding but which will be issued automatically upon conversion of the then outstanding subordinated notes; 100 shares of Series C preferred stock, all of which is issued and outstanding; and 2,000,000 shares of Series D preferred stock of which 1,628,663 shares are issued and outstanding. The shares of convertible Series B preferred stock are convertible into shares of common stock at the rate of 108.58 shares of common stock for each share of Series B preferred stock, and the shares of Series D preferred stock are convertible into shares of common stock on a share for share basis, in each case subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The Series A and Series C preferred stock are not convertible.

       STOCK WARRANTS

       In May 1996 the Company issued warrants to purchase 4,333 shares of its common stock at $7.50 per share to a lender in connection with a line of credit agreement. Concurrently, the Company issued to certain directors, officers and shareholders of the Company warrants to purchase 115,000 shares of the Company's common stock at $7.50 per share in consideration for guaranteeing a total of $1,000 of a line-of-credit. The line-of-credit is no longer available and has been fully repaid. All stock warrants expire in May 2001 and no such stock warrants have been exercised to date.

       In connection with the Company's former $10,000 credit facility, warrants were issued in 1996 entitling the bank to purchase 81,942 shares of the Company's common stock at a price of $3.93 per share. The warrants were recorded at their estimated fair market value of $1 which is included in interest expense in the accompanying financial statements. These warrants expire in October 2001.

       In connection with the Company's initial public offering, warrants were issued in 1997 entitling representatives of the underwriters to purchase up to 150,000 shares of the Company's common stock at a price of $6.00 per share. These warrants were recorded at their estimated fair value of $1. As of December 31, 1998, there were 145,875 of these warrants outstanding, which expire in February 2002.

       In connection with the acquisition of the net assets of dental practices, the Company issued warrants to purchase approximately 239,160 shares of common stock ranging at a price from $7.86 to $9.44 per share. The warrants expire in 2004; no such stock warrants have been exercised to date. Warrants for 22,254 shares become exercisable only if certain performance conditions are met by the acquired dental practices. The estimated fair value was recorded as part of the consideration for the acquisition.

       In connection with the Company's $45,000 private placement, warrants were issued in 1998 entitling the purchase of 40,000 shares of the Company's common stock at a price of $9.21 per share. The warrants estimated fair market value of $92 is recorded as preferred stock issuance costs in the accompanying financial statements. These warrants expire in 2005.


(9)    REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK

       The following summary presents the changes in the redeemable convertible preferred stock - Series B and redeemable common stock:


                                           SHARES OF
                                          REDEEMABLE             REDEEMABLE
                                          CONVERTIBLE           CONVERTIBLE            SHARES OF
                                        PREFERRED STOCK      PREFERRED STOCK           REDEEMABLE             REDEEMABLE
                                          - SERIES B            - SERIES B            COMMON STOCK           COMMON STOCK
                                       ------------------    -------------------   -------------------    -------------------
      Balance, December 31, 1996              6,180,000    $           11,055               190,302     $            2,199
      Issued in connection with
          private placement                     107,142                   188                     -                      -
      Dividends on redeemable
          convertible preferred stock
          - Series B                                  -                   932                     -                      -
      Accretion of put rights                         -                     -                     -                     34
      Exercise of put rights                          -                     -                (6,616)                  (103)
      Conversion into common stock           (6,287,142)              (12,175)                    -                      -
                                       ------------------    -------------------   -------------------    -------------------
      Balance, December 31, 1997                      -    $                -               183,686     $            2,130
                                       ------------------    -------------------   -------------------    -------------------
      Accretion of put rights                         -                     -                     -                     22
      Exercise of put rights                          -                     -                (2,974)                   (50)
                                       ------------------    -------------------   -------------------    -------------------
      Balance, December 31, 1998                      -    $                -               180,712     $            2,102
                                       ------------------    -------------------   -------------------    -------------------
                                       ------------------    -------------------   -------------------    -------------------

       REDEEMABLE COMMON STOCK

       In connection with certain acquisitions, the Company granted put rights to certain shareholders that may require the Company to redeem up to 80,712 shares of its common stock, at a redemption price ranging from $13.38 to $19.62 per share. If all shareholders with such outstanding put rights exercise their options, the Company would be required to repurchase the above shares of common stock for $1,166. The redemption periods continue through January 4, 2003. If the shareholder does not place a redemption request during the redemption period, the put right will expire on the stated expiration date. Put rights for all but 20,000 shares terminate in the event of the Company successfully completing a public offering at a price of at least $20.00 per share. The Company redeemed 6,616 shares of redeemable common stock for $103 during 1997 and 2,974 shares for $50 during 1998.

       The shares of common stock subject to the put rights are reported on the balance sheet as redeemable common stock. Such shares have been recorded at their fair value as of date of acquisition, inclusive of accretion during each of the two years in the period ended December 31, 1998. The Company records accretion on a ratable basis over the redemption period of the respective stock. Such accretion for the years ended December 31, 1997 and 1998 was $34 and $22, respectively. Such common stock at December 31, 1998 is redeemable as follows:


                                                SHARES                 AMOUNT              PRICE RANGE
                                          -------------------    -------------------   --------------------
              1999                                  22,754     $              318    $     13.38  -  18.16
              2000                                  20,849                    308          13.60  -  19.62
              2001                                  29,681                    438          13.60  -  18.80
              2002                                   3,714                     51          13.60
              2003                                   3,714                     51          13.60
                                          -------------------    -------------------
                                                    80,712     $            1,166
                                          -------------------    -------------------
                                          -------------------    -------------------

       PRIVATE PLACEMENT OF REDEEMABLE COMMON STOCK AND WARRANTS

       In 1996, the Company completed a private placement offering (the "Placement Offering ") of 100,000 shares Company's redeemable common stock which include warrants to purchase 100,000 additional shares of the Company's common stock at an exercise price of $7.50 per share. The stock warrants expire on December 14, 2001; no stock warrants have been exercised to date. In connection with the Placement Offering, the shareholder received certain put rights which are exercisable after June 21, 2001 but not later than June 21, 2003 if the Company has not completed a public offering of its common stock by June 21, 2001 at a price of at least $22.00 per share and with net proceeds to the Company of at least $10,000. The per share price applicable to the put rights is 20 times the Company's average adjusted net income per share for the two most recent fiscal years preceding the exercise of the rights. As of December 31, 1998, the Company has not recorded any accretion related to the above put rights.


(10)   STOCK OPTIONS

       The Company has adopted a Stock Incentive Plan (the "Plan"). The Plan provides for issuance of up to 2,000,000 shares of common stock in connection with various stock grants, awards and sales granted under such plan to employees and non-employees (primarily key dental group personnel). The Plan authorizes the grant of incentive stock options, non-statutory stock options, stock appreciation rights or bonus rights; award of stock bonuses; and/or sale of restricted stock. The exercise price for incentive stock options may not be less than fair market value of the underlying shares on the date of grant. The Plan is administered by the Company's Board of Directors. The Board has the authority to determine the persons to whom awards will be made, the amounts, and other terms and conditions of the awards. Shares issued under the Plan are generally subject to a five-year vesting schedule from the date of grant and expire ten years from the original grant date.

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

       Stock options issued to non-employees have been recorded at their estimated fair market value and are being expensed over their respective vesting lives of up to five years. Total compensation expense recorded for the years ended December 31, 1997 and 1998 was $56 and $55, respectively.

       STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

       The Financial Accounting Standards Board has issued SFAS 123, Accounting for Stock Based Compensation, which defines a fair value based method of accounting for employee stock option or similar compensation plans. However, it also allows an entity to continue to measure compensation cost related to stock options issued to employees under these plans using the method of accounting prescribed by the APB 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in this Statement had been applied.

       The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during the years ended December 31, 1997 and 1998. The options have been valued using the Black-Scholes pricing model as prescribed by SFAS 123. The following weighted average assumptions have been used for grants of stock options:

                                                                       1997                   1998
                                                                -------------------    -------------------
               Risk free interest rate                                   6.4%                   5.7%
               Expected dividend yield                                   -                      -
               Expected lives                                            5 years                6 years
               Expected volatility                                      60%                    74%


       Options were assumed to be exercised over the five-year expected life for the purpose of this valuation. Adjustments are made for options forfeited prior to vesting. The total estimated value of options granted which would be amortized over the vesting period of the options is $1,175 and $3,996 for the years ended December 31, 1997 and 1998, respectively. The options granted during 1997 and 1998 were valued at $3.48 and $5.32 per share, respectively.

       If the Company had accounted for stock options issued to employees in accordance with SFAS 123, the Company's net loss attributable to common stock and pro forma net loss per share would have been reported as follows:

       Net loss attributable to common stock:


                                                        1997                   1998
                                                 --------------------   -------------------
                         As reported            $          (4,153)     $          (1,822)
                         Pro forma                         (4,523)                (4,059)



       Pro forma net loss per common and common equivalent share:


                                                                      1997                  1998
                                                               -------------------   --------------------
                   As reported - basic                        $         (.91)       $         (.23)
                   Pro forma - basic                                    (.99)                 (.52)
                   As reported - diluted                                (.91)                 (.23)
                   Pro forma - diluted                                  (.99)                 (.52)

       The effects of applying SFAS 123 for providing pro forma disclosures for 1997 and 1998 are not likely to be representative of the effects on reported net loss and net loss per common equivalent share for future years, because options vest over several years and additional awards generally are made each year.

       The following summary presents the options granted and outstanding under the Plan and Former Plans as of December 31, 1997 and 1998:

                                                     NUMBER OF SHARES                                            WEIGHTED
                                         ------------------------------------------                              AVERAGE
                                              EMPLOYEE             NON-EMPLOYEE              TOTAL            EXERCISE PRICE
                                         -------------------    -------------------    -------------------   -----------------
Outstanding, December 31, 1996                    308,563                100,622                409,185    $       3.66
    Granted                                       746,304                  1,200                747,504            3.03
    Exercised                                    (353,916)                     -               (353,916)            .71
    Canceled                                     (142,100)                (1,200)              (143,300)           4.78
                                         -------------------    -------------------    -------------------   -----------------

Outstanding, December 31, 1997                    558,851                100,622                659,473            4.85
    Granted                                       582,500                168,465                750,965            7.67
    Exercised                                      (6,484)               (15,250)               (21,734)           1.33
    Canceled                                      (65,478)                (9,000)               (74,478)           6.13
                                         -------------------    -------------------    -------------------   -----------------
Outstanding, December 31, 1998                  1,069,389                244,837              1,314,226    $       6.60
                                         -------------------    -------------------    -------------------   -----------------
                                         -------------------    -------------------    -------------------   -----------------

       The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options granted under the Plan and Former Plans at December 31, 1998:

                                                                                    WEIGHTED AVERAGE
                                                   NUMBER OF OPTIONS                   CONTRACTUAL
                     EXERCISE          ------------------------------------------         LIFE
                      PRICE               OUTSTANDING            EXERCISABLE            REMAINING
                -------------------    -------------------    -------------------  --------------------
              $           .45                    69,876                 39,912            7.88
                          .67                     5,285                  1,112            8.61
                         4.13                    45,500                  9,100            5.76
                         5.00                   280,100                 97,690            7.42
                         5.50                    81,000                 81,000            4.83
                         6.00                   154,500                      -            9.65
                         6.31                    17,900                      -            9.85
                         7.63                     3,750                      -            9.93
                         8.02                    63,000                 13,400            8.65
                         8.25                   274,000                      -            9.00
                         8.33                    74,100                      -            9.01
                         8.50                   139,500                      -            9.48
                         8.75                    65,715                      -            9.63
                        10.00                    40,000                 37,000            6.36
                -------------------    -------------------    -------------------   --------------------

              $          6.60                 1,314,226                279,214            8.29
                -------------------    -------------------    -------------------   --------------------
                -------------------    -------------------    -------------------   --------------------

       At December 31, 1997 there were 659,473 shares outstanding of which 192,287 shares were exercisable. As of December 31, 1998, there are 654,573 shares available for future option grants under the Plan.


(11)   TRANSACTIONS WITH AND RECEIVABLES FROM RELATED DPS

       Affiliate receivables consist primarily of amounts owed to the Company by the unconsolidated DPs to reimburse the Company for payment of the unconsolidated DPs payroll and other direct costs, net of amounts due to the unconsolidated DPs related to the asset acquisitions and the unconsolidated DPs share of revenues.

(12)   EMPLOYEE BENEFIT PLANS

       The Company participates in two defined contribution retirement plans in accordance with Section 401(k) of the Internal Revenue Code ("IRS"). The plans cover substantially all employees of the Company. Contributions to the plans by the Company are discretionary. There were no Company contributions to the plans during the years ended December 31, 1997 and 1998. Effective December 31, 1998, one plan was terminated while the other is currently frozen awaiting approval for termination from the IRS. Effective January 1, 1999 a new plan was established in accordance with
       Section 401(k) of the Internal Revenue Code. The assets of the terminated plans are expected to be transferred into the new plan and/or into other qualified individual investment plans.

(13)   INCOME TAXES

       Income tax provision (benefit) consists of the following:

                                                                             1997
                                               ------------------------------------------------------------------
                                                     CURRENT               DEFERRED                 TOTAL
                                               --------------------   -------------------    --------------------
                U.S. Federal                 $             (123)    $               34     $              (89)
                State and local                               8                      -                      8
                                               --------------------   -------------------    --------------------

                                             $             (115)    $               34     $              (81)
                                               --------------------   -------------------    --------------------
                                               --------------------   -------------------    --------------------


                                                                             1998
                                               ------------------------------------------------------------------
                                                     CURRENT               DEFERRED                 TOTAL
                                               --------------------   -------------------    --------------------

                U.S. Federal                 $               10                      -                     10
                State and local                              37                      -                     37
                                               --------------------   -------------------    --------------------
                                             $               47                      -                     47
                                               --------------------   -------------------    --------------------
                                               --------------------   -------------------    --------------------

       The effective tax rate differed from the U.S. statutory Federal rate of 34% due to the following:



                                                                                           1997                   1998
                                                                                    -------------------    -------------------
Income tax at the statutory federal rate                                          $           (1,111)    $             (596)
  Increase (reduction) in income taxes resulting from:
    State income taxes, net of federal income tax benefit                                          3                    (24)
    Amortization of nondeductible goodwill and other nondeductible items                          80                     14

    Valuation allowance for deferred tax assets allocated to income tax expense                  691                    776
    Bad debt and other reserves                                                                  189                   (125)
    Other                                                                                         67                      2
                                                                                    -------------------    -------------------
Income tax provision (benefit)                                                     $              (81)    $               47
                                                                                    -------------------    -------------------
                                                                                    -------------------    -------------------

       Deferred tax assets (liabilities) are comprised of the following components:

                                                                                           1997                   1998
                                                                                    -------------------    -------------------
Deferred tax assets:
    Net operating loss carryforward                                               $              645     $              846
    Allowance for doubtful accounts                                                            1,663                  1,365
    Intangible assets, principally due to differences in amortization and
      capitalized cost                                                                           164                    226
    Accrued payroll/bonus related                                                                 85                     85
    Compensated absences, principally due to accrual for financial reporting
      purposes                                                                                   146                    246
    Restructure and severance accrual                                                              -                    832
    Other accruals                                                                                 -                    315
    Other                                                                                         38                    195
                                                                                    -------------------    -------------------

           Total gross deferred tax assets                                                     2,741                  4,110

Less valuation allowance                                                                        (766)                (1,542)
                                                                                    -------------------    -------------------

           Deferred tax assets, net of valuation allowance                                     1,975                  2,568
                                                                                    -------------------    -------------------

Deferred tax liabilities:
    Accounts receivable                                                                       (1,410)                (1,038)
    Plant and equipment, principally due to differences in depreciation and
      capitalized cost                                                                          (525)                  (855)
    Intangible assets, principally due to accrual for financial reporting                          -                   (570)
      purposes
    Cash versus accrual reporting for tax purposes                                               (38)                   (11)
    Pre-acquisition payables                                                                       -                    (39)
    Other                                                                                         (2)                   (55)
                                                                                    -------------------    -------------------
           Deferred tax liabilities                                                           (1,975)                (2,568)
                                                                                    -------------------    -------------------
           Net deferred tax asset                                                 $                -     $                -
                                                                                    -------------------    -------------------
                                                                                    -------------------    -------------------

       At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $2,300 which are available to offset future taxable income, if any, through 2018. In addition, the Company has alternative minimum tax credit carryforwards of approximately $12 which are available to reduce future regular income taxes, if any, over an indefinite period. The Company also has certain state net operating loss carryforwards which are available to offset future taxable income.

       In accordance with the Internal Revenue Code, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control in the Company may be limited.

(14)   MALPRACTICE INSURANCE

       The Company, its affiliated dental practices, and associated dentists are insured with respect to dentistry malpractice risks on a claims-made basis. There are known claims and incidents that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted arising from services provided to patients. Management is not aware of any claims against the Company or its affiliated groups, which might have a material impact on the Company's financial position or results of operations.

(15)   COMMITMENTS AND CONTINGENCIES

       LEASE COMMITMENTS

       The Company has primarily entered into operating leases of commercial property. Commercial properties under operating leases mostly include space required to perform dental services and space for administrative facilities. Lease expense, including month-to-month rentals, for the years ended December 31, 1997 and 1998 was $3,012 and $4,727 respectively.

       The future minimum lease payments under capital leases and noncancelable operating leases with remaining terms of one or more years consist of the following at December 31, 1998:

                                                                      CAPITAL               OPERATING
                                                                 -------------------    -------------------
                1999                                          $               632    $             5,515
                2000                                                          488                  5,059
                2001                                                          286                  4,419
                2003                                                          137                  3,702
                2003                                                           15                  2,809
                Thereafter                                                      -                  9,123
                                                                 -------------------    -------------------

                         Total minimum lease obligation                     1,558                 30,627
                                                                                        -------------------
                Less portion attributable to interest                        (253)      -------------------
                                                                 -------------------

                         Obligations under capital leases                   1,305

                Less current portion                                          491
                                                                 -------------------
                                                              $               814
                                                                 -------------------
                                                                 -------------------

       LITIGATION

       The Company is subject to various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.


(16)   SUBSEQUENT EVENTS

       In January 1999, the Company completed the acquisition of three DPs located in Nevada and southern California, representing six clinical office locations. The total assets acquired, including intangibles was $3,002. These affiliations were accounted for using the purchase method of accounting. The total purchase consideration included $2,184 in cash and $818 in liabilities issued or assumed.

       On March 12, 1999, the Company completed the previously announced merger with Dental Care Alliance, Inc. ("DCA"), a Florida-based dental practice management company, which provided management services to dental practices at 80 locations. In the completed combination, the Company and Dental Care Alliance, Inc., each became a wholly-owned subsidiary of InterDent, Inc. ("InterDent"), a new Delaware corporation headquartered in El Segundo, California. Michael Fiore, Co-Chairman, President and Chief Executive Officer of the Company Service Corporation has become Co-Chairman and Chief Executive Officer of InterDent and Steven
       Matzkin, DDS, Chairman and Chief Executive Officer of Dental Care Alliance, Inc. has become its Co-Chairman, President and Chief Dental Officer. InterDent is traded on the Nasdaq National Market under the trading symbol DENT.

       In the merger, each share of the Company's 9,174,388 total shares of outstanding common stock automatically converted into one share of common stock of InterDent. Each 10 shares of the Company's 100 outstanding shares of Preferred Stock - Series C automatically converted into one share of common stock of InterDent. Also, each share of the Company's 100 outstanding shares of Preferred Stock - Series A and 1,628,663 outstanding shares of Convertible Preferred Stock - Series D converted into one share of preferred stock of InterDent with the same rights, preferences, and privileges as to InterDent as the share of Preferred Stock - Series A and Convertible Preferred Stock - Series D had with the Company. Upon consummation of the merger, the Company stockholders represent a 43.5% ownership of InterDent, excluding common share equivalents. Including the impact of potential diluted common shares outstanding, the Company stockholders ownership is 53.5%.

       The Company has filed the necessary documents to terminate its registration and reporting obligations under the Securities Exchange Act of 1934, as amended.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 14, 1997, the Company dismissed Price Waterhouse LLP as it principal accountants and engaged KPMG LLP as its new principal accountants. The decision to change accounting firms was approved by the Company's Board of Directors. There were no adverse opinions, disclaimers of opinion or qualifications as to uncertainty, audit scope or accounting principles in the reports of Price Waterhouse LLP on the Company's financial statements for the two most recent years preceding their dismissal. Through the date of the change in accountants, there were no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of such accountants, would have caused them to make reference to the subject matter of the disagreements in connection with their reports.

Prior to the merger, KPMG LLP served as principal accountants to GMS. Other than in connection with the merger, before engaging KPMG LLP as its new independent accountants, the Company did not previously consult with them regarding matters related to the application of accounting principles or type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information with respect to the executive officers and directors of the Company is set forth below.

NAME                                 AGE              POSITION
Michael T Fiore .....................44    Chairman of the Board, Chief Executive Officer and President
Ranold P. Hendy......................48    Chief Operating Officer
Grant M. Sadler .....................51    Vice Chairman of the Board and Co-Founder
L. Theodore Van Eerden ..............42    Executive Vice President, Chief Development Officer and Director
Norman R. Huffaker ..................51    Chief Financial Officer
Gerald R. Aaron, DDS ................51    Director
Eric Green ..........................37    Director
Robert Finzi ........................45    Director
Arthur G. Kaiser, DDS ...............53    Director
Paul H. Keckley .....................48    Director
Kathleen D. La Porte ................36    Director
H. Wayne Posey ......................59    Director
Craig W. Wong, DMD ..................42    Director

MICHAEL T. FIORE. Mr. Fiore has served as Co-Chairman of the Board, Chief Executive Officer and President of the Company since November 1997. Before joining the Company in November 1997, Mr. Fiore was the Chief Executive Officer, President and a director of GMS Dental Group, Inc. from April 1997 to October 1997. From 1986 to March 1996, Mr. Fiore served in various management positions at Salick Health Care, Inc., a provider of diagnostic and therapeutic services to patients with catastrophic illness, principally in the areas of cancer and kidney failure, including serving as a director, Executive Vice President and Chief Operating Officer, and as President of its principal subsidiary, Comprehensive Cancer Centers, Inc.

RANOLD P. HENRY. Mr. Henry has served as Chief Operating Officer since joining the Company in June 1998. Before joining the Company, Mr. Henry served several senior executive positions in operations and marketing for Pearle Vision, Inc., including Senior Vice President of Marketing, President of Pearle Canada, Vice President of European Operations, President of Q2001, a technology subsidiary of Pearle Vision, and Senior Vice President of Manufacturing. Prior to Pearle Vision, Mr. Henry served several key management positions with Fotomat Corporation and Fox Stanley Photo, Inc.

GRANT M. SADLER. Mr. Sadler has been Vice-Chairman of the Board since November 1997. Prior to joining the Company in November 1997, Mr. Sadler founded and served as the Chief Executive Officer, President and Secretary of GMS Dental Group, Inc. from its inception in October 1996 to April 1997, at which time he vacated those positions and assumed the position of Chairman of the Board and served in that capacity until November 1997. Prior to GMS Dental Group, Inc. Mr.

Sadler served as President of Group Management Services, Inc., a dental group consulting practice formed by Mr. Sadler in 1991.

L. THEODORE VAN EERDEN. Mr. Van Eerden has served as Executive Vice President, Chief Development Officer and as a director since November 1997. He served as Chief Financial Officer from March 1996 until November 1997. Before joining the Company as Chief Financial Officer in March 1996, Mr. Van Eerden was Vice President-Administration for HOSTS Corporation, a Vancouver, Washington company that provides proprietary educational software products and instructional delivery systems to schools throughout the United States. From April 1993 to April 1994, Mr. Van Eerden was Director of Development for The ServiceMaster Company where he focused on mergers and acquisitions and new business development. Before that, Mr. Van Eerden was Vice President and Chief Financial Officer of Medical SafeTec, Inc., a manufacturer of medical waste destruction equipment. Prior to Medical SafeTec, Inc., Mr. Van Eerden served in various positions with ServiceMaster focusing on mergers and acquisitions.

NORMAN R. HUFFAKER. Mr. Huffaker has served as Chief Financial Officer of the Company since November 1997. Prior to joining the Company in November 1997, Mr. Huffaker served as Chief Financial Officer of GMS Dental Group, Inc. from December 1996 to November 1997. Mr. Huffaker previously served as Vice President of Finance for Community Dental Services, Inc. (SmileCare Dental Group), an Irvine, California based dental HMO and staff model practice company. Prior to employment at SmileCare Dental Group, Mr. Huffaker was Senior Vice President of Finance at Abbey/Foster, a national home health care business.

GERALD R. AARON, DDS. Dr. Aaron has been a director of the Company since December 1996. He has been certified as a pediatric dentist since 1976 and has been employed since 1991 by the professional corporation in Washington, which is affiliated with the Company.

ERIC GREEN. Mr. Green has been a director of the Company since June 4, 1998. Mr. Green has been a Managing Director of Chase Capital Partners since February 1998. From 1990 to 1997, he was a member of the merchant banking group of Banque Paribas in various capacities, including managing director responsible for mezzanine investments. Previously, Mr. Green was employed at GE Capital and the General Electric Company.

ROBERT FINZI. Mr. Finzi has been a director of the Company since November 1997 and served as a director of GMS Dental Group, Inc. from October 1996 until the Company's merger with GMS Dental Group, Inc. in November 1997. Since May 1991, Mr. Finzi has been a Vice President of the Sprout Group, a division of DU Capital Corporation, which is the managing general partner of Sprout Capital VII, L.P. and Sprout Growth II, L.P., and an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation. Mr. Finzi is also a general partner of the general partner of a series of investment funds managed by the Sprout Group and a limited partner of the general partner of ML Venture Partners II, L.P. From 1984 to 1991, Mr. Finzi was a Vice President of Merrill Lynch Venture Capital. Mr. Finzi serves on the board of directors of six privately held companies.

ARTHUR G. KAISER, DDS. Dr. Kaiser has been a director of the Company since September 10, 1998. Dr. Kaiser has been the President and a director of Dedicated Dental Services, Inc. since December 1986. Dr. Kaiser is a licensed dentist in California.

PAUL H. KECKLEY. Mr. Keckley has been a director of the Company since December 1996. Since 1994, he has been Vice President Strategic Development at PhyCor, Inc. Mr. Keckley previously served as a director of PhyCor, Inc., and from 1985 to 1994 he was President of The Keckley Group, a market research and strategic planning firm for hospitals, health systems, medical practices and health maintenance organizations.

KATHLEEN D. LA PORTE. Ms. La Porte has been a director of the Company since November 1997 and served as a director of GMS Dental Group, Inc. from October 1996 until the GMS Dental Group, Inc. merger. From January 1993 to the present, Ms. La Porte has been affiliated with the Sprout Group, a division of DLJ Capital Corporation, which is the managing general partner of Sprout Capital 11, L.R and Sprout Growth II, L.R and an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation. Ms. La Porte has served as a general partner of the Sprout Group since December 1993. From August 1987 to January 1993, Ms. La Porte was a principal at Asset Management Company, a venture capital firm focused on early stage health care and technology investments. Ms. La Porte currently serves on the board of directors of FemRx, Hall Kinion, Onyx Pharmaceuticals and Lynx Therapeutics and two privately held companies.

H. WAYNE POSEY. Mr. Posey has been a director of the Company since November 1997 and served as a director of GMS Dental Group, Inc. from December 1996 until the Company's merger with GMS Dental Group, Inc. Since its inception in 1994, Mr. Posey has served as President, Chief Executive Officer, director, and a member of the executive committee of ProMedCo. Mr. Posey was a healthcare consultant from 1975 until 1994, most recently as the principal in charge of the healthcare services division of McCaslin & Company, PC., a public accounting and consulting company in Fort Worth, Texas.

CRAIG W. WONG, DMD. Dr. Wong has been a director of the Company since March 1995. Dr. Wong has been an oral and maxillofacial surgeon licensed to practice in the states of Washington and Oregon since 1986. Dr. Wong serves as the Chief of the Department of Oral and Maxillofacial Surgery for the affiliated dental practices in Oregon and Washington. Dr. Wong also serves as Section Chief of Oral and Maxillofacial Surgery for the Veterans Administration Medical Center in Portland, Oregon.

CLASSIFIED BOARD OF DIRECTORS

The Company's Restated Articles of Incorporation provide for three classes of directors. Directors Sadler, Van Eerden and Aaron have been appointed to serve in Class III until the meeting of shareholders in 1999; directors La Porte, Hooten, Keckley and Wong have been appointed to serve in Class I until the annual meeting of shareholders in 2000; and directors Fiore, Finzi, Posey and Kaiser have been appointed as Class II directors and will serve until the meeting of shareholders in 2001. A vacancy exists for a Class III director as a result of a resignation. No director has been appointed to fill this vacancy. After these directors' terms expire, newly elected directors shall serve for a three-year term or until their successors are duly elected and qualified or until they resign, become disqualified or disabled, or are otherwise removed.

BOARD COMMITTEES

The Company's Board of Directors maintains an Executive Committee, an Audit Committee and a Compensation Committee. The Executive Committee, consisting of directors Finzi, Fiore, La Porte and Van Eerden, has all of the authority of the Board of Directors except as limited by applicable law. The Audit Committee, consisting of directors La Porte and Posey, oversees actions taken by the Company's independent auditors, and reviews the Company's internal controls. The Compensation Committee, consisting of directors Finzi, Keckley and Posey, reviews the compensation levels of the Company's employees and makes recommendations to the Company's board regarding compensation.

ITEM 10.   EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS

The following table sets forth certain information for each person who served as executive officers of the Company in 1998 whose annual income in 1998 exceeded $100,000 (collectively, the "Named Executive Officers").

            NAME                      AGE                                 POSITION
-----------------------------------   ---      --------------------------------------------------------------------

Michael T.
Fiore...............................  44       Co-Chairman of the Board, Chief Executive Officer and President

Dany Y. Tse,
DMD.................................  47       Co-Chairman of the Board and President of Clinical Services Council

Ranold P.
Henry...............................  48       Chief Operating Officer

Grant M.
Sadler..............................  51       Vice Chairman of the Board

L. Theodore Van
Eerden..............................  42       Executive Vice President, Chief Development Officer and Director

Norman R.
Huffaker............................  51       Chief Financial Officer

The following table sets forth compensation information about the Named Executive Officers.


                                                                       ANNUAL             LONG-TERM
                                                                    COMPENSATION        COMPENSATION
                                                                  -------------------   -------------
                                                                                           OPTIONS         ALL OTHER
  NAME AND PRINCIPAL POSITION                          YEAR      SALARY        BONUS       GRANTED       COMPENSATION
-----------------------------------------------------  ----     ----------    -------   --------------   -------------
Michael T. Fiore  - Co-Chairman of the Board, Chief
Executive Officer and President (1)..................  1998     $242,714      $    --      100,000        $12,256(3)
                                                       1997     $ 35,000(2)   $50,000           --        $ 2,000(2)

Dany Y. Tse, DMD  - Co-Chairman of the Board,
President of Clinical Services Council (4)...........  1998      $242,458     $    --       45,000        $   267(5)
                                                       1997      $212,887     $83,000      125,000(6)          --
                                                       1996      $187,313     $    --           --        $ 3,339(7)

Ranold P. Henry - Chief Operating Officer (8)........  1998      $ 89,375     $    --       75,000        $40,015(9)

Grant M. Sadler - Vice Chairman of the
Board (10)...........................................  1998      $175,000     $    --           --        $   700(14)
                                                       1997      $ 29,166(2)  $15,000           --             --

L. Theodore Van Eerden - Executive Vice President
and Chief Development Officer (11)...................  1998      $140,000     $    --       25,000        $   133(5)
                                                       1997      $122,994     $60,000      101,000(12)         --
                                                       1996      $ 77,500     $    --       37,500             --

Norman R. Huffaker - Chief Financial Officer (11)....  1998      $140,000     $    --       53,000        $ 5,053(14)
                                                       1997      $ 23,334(2)  $25,000       44,508(13)         --

(1) Mr. Fiore's current annual base compensation is $250,000 as of April 1, 1998. At December 31, 1998, Mr. Fiore held 333,816 shares of Common Stock as unvested restricted stock. At December 31, 1998, based upon closing market price, the value of these shares was $2,587,074.
(2) Amounts shown reflect compensation earned and/or car allowances from November 4, 1997 (the effective date of the GMS Merger).
(3) Amount is comprised of car allowances of $12,000 and taxable fringe benefits relating to the Company's employee stock purchase plan of $256.
(4) Dr. Tse served as President and Chief Executive Officer of the Company until November 4, 1997 and Co-Chairman and President of the Clinical Services Council until December 1998. As of December 31,1998, Dr. Tse is no longer an employee or officer of the Company.
(5) Amount represents taxable fringe benefits relating to the Company's employee stock purchase plan.
(6) Includes options for 50,000 shares repriced at the time of the Company's initial public offering in February 1997.
(7) Consists of matching contributions made by the Company to the Company's 401(k) Plan.
(8) Includes compensation earned from June 29, 1998 (the effective date of employment). Mr. Henry's current annual base compensation is $205,000.
(9)   Amount represents taxable reimbursable relocation assistance.
(10) Mr. Sadler's annual base compensation is currently $175,000. At December 31, 1998, Mr. Sadler held 303,162 shares of unvested restricted stock.
      At December 31, 1998, based upon closing market price, the value of these shares was $2,349,506.
(11) Mr. Van Eerden and Mr. Huffaker's annual base compensation is currently $140,000.
(12) Includes options for 37,500 shares originally granted in 1996 and repriced at the time of the initial public offering. (13) Consists of options to purchase 100,000 shares of GMS Common Stock granted to Mr. Huffaker by GMS on December 4, 1996, which options were converted into options to purchase 44,508 shares of Common Stock in connection with the GMS Merger on November 4, 1997.
(14)  Amount represents car allowances.
(15) Amount represents car allowances of $4,925 and $128 taxable fringe benefits relating to the Company's employee stock purchase plan.

The Company has entered into employment agreements, dated as of June 1, 1998, with Michael T Fiore, the Company's President and Chief Executive Officer, and with L Theodore Van Eerden, its Executive Vice President, and Chief Development Officer. Under these employment agreements, the annual base salaries of Messrs. Fiore and Van Eerden are $250,000 and $140,000, respectively. The executive officers are also entitled to participate in bonus plans maintained or established by the Company. The employment agreements for Mr. Fiore and Mr. Van Eerden are "at-will" in that either the employee or the Company can terminate the employee's employment at any time for any reason, with or without cause. Mr. Fiore and Mr. Van Eerden are each entitled to severance payments based on their base salaries for 18 months and 12 months, respectively, if their employment is terminated by the Company without "cause" or if they voluntarily terminate their employment for "good reason".

The Company also entered into an employment agreement, dated as of July 1, 1998, with Dany Y. Tse, DMD, at that time the Company's Co-Chairman of the Board and President of Clinical Services Council. Under that employment agreement, Dr. Tse's annual base salary was $243,000. The employment agreement for Dr. Tse provided for an initial term through June 30, 2003, subject to a renewal term through June 30, 2008. The agreement further provided that Dr. Tse may not be terminated without cause prior to April 30, 2002 and that after April 30, 2002, Dr. Tse's employment will be at-will. Under the terms of the agreement, if Dr. Tse voluntarily terminated his employment for "good reason" prior to July 1, 2001, he would have been entitled to enter into a 12-month consulting agreement at his base salary. Upon termination of the 12-month consulting agreement, Dr. Tse would have been entitled to severance payments for 24 months based on his base salary. If Dr. Tse voluntarily terminated his employment for "good reason" after July 1, 2001, he would have been entitled to enter into a 12-month consulting agreement at his base salary. Upon termination of the 12-month consulting agreement, Dr. Tse would have been entitled to severance payments for 12 months based on his base salary. If the Company terminated Dr. Tse's employment without "cause" after April 30, 2002, Dr. Tse would have been entitled to receive severance payments based on his base salary for the period through June 30, 2003.

On December 23, 1998, the Company and Dr. Tse entered into a Separation Agreement and Mutual Release whereby Dr. Tse resigned as an employee, officer and director of the Company effective as of December 31, 1998. The separation agreement supersedes and replaces all post-termination obligations of either party under Dr. Tse's employment agreement. Pursuant to the separation agreement, Dr. Tse will provide consulting services to InterDent, Inc. from January 1, 1999 through December 31, 2000. Dr. Tse shall be paid aggregated consulting payments of $257,580 and $273,035, payable in equal monthly installments less applicable taxes for the years 1999 and 2000, respectively. Further, from January 1, 2001 through June 30, 2003, Dr. Tse shall be paid aggregated severance payments of $289,417, $306,782 and $162,594, payable in equal monthly installments, less applicable taxes, for the years 2001, 2002 and 2003, respectively. Consistent with the terms of agreements entered into prior to the date of the separation agreement, the separation agreement also provides that all stock options to purchase Company common stock granted to Dr. Tse will be fully vested and exercisable on December 31, 1998. With respect to the stock options granted to Dr. Tse prior to 1998, those options will be exercisable until March 31, 1999. With respect to the stock options granted to Dr. Tse in 1998, those options will be exercisable until March 31, 2001.

The above-described transactions with related parties were on terms the Company's Board of Directors believed to be fair to the Company and no less favorable to the Company than terms that could have been obtained from an unrelated party. Future transactions between the Company and affiliated dental practices controlled by officers, directors, and principal shareholders of the Company will be carried out pursuant to a related party transaction policy adopted by the Company Board of Directors. The policy provides that any transaction between the Company and (a) an officer, director, or principal shareholder of the Company or (b) any entity that is controlled by officers, directors, or principal shareholders of the Company must be approved by at least a majority of the members of the Company Board of Directors who do not have an interest in the transaction. The terms of such transactions must be no less favorable to the Company than those that are generally available from unaffiliated third parties.

Upon consummation of the merger with DCA in March 1999, Mr. Fiore entered into a three-year employment agreement with the combined company that has substantially the same terms and provisions as contained in his existing employment agreement with the Company. However, Mr. Fiore is entitled to severance payments based on his base salary for a period 36 months if he is terminated without cause or if he terminates his employment for good reason.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1998 by (i) each person known by the Company to own beneficially more than five percent of the Common Stock, (ii) each director of the Company, and (iii) the Chief Executive Officer and each other Named Executive Officer (as such term is defined below under the caption "Executive Officers of the Company." Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the Common Stock owned by them. On December 31, 1998, there were 9,023,046 shares of the Company's common stock outstanding. Unless otherwise indicated below, the address of each named person listed in the following table is 222 North Sepulveda Boulevard, Suite 7640, El Segundo, California 90245. Unless otherwise noted, it is believed that that all persons listed in the table have sole voting and investment power with respect to all shares of the Company's common stock beneficially owned by them.

                                                                                                  SHARES ISSUABLE UPON
                                                                                                 CONVERSION OF OPTIONS,
                                                                SHARES       PERCENTAGE OF       WARRANTS, PREFERRED STOCK
                                                             BENEFICIALLY    COMMON STOCK      AND/OR CONVERTIBLE NOTES ON OR
          NAME AND ADDRESS OF BENEFICIAL OWNER                  OWNED      BENEFICIALLY OWNED       BEFORE MARCH 1, 1999
          -------------------------------------              ------------  ------------------   -------------------------------
Sprout Capital VII L.P. and certain related entities (1).      3,169,658       29.98%                    1,520,096
   3000 Sand Hill Road
   Bldg. 3, Suite 170
   Menlo Park, CA 94025
CB Capitol Investors, L.P. (2)............................     2,714,431       23.06%                    2,714,431
   380 Madison Avenue, 12th Floor
   New York, NY 10017
Accel V L.P and related certain entities (3)..............       814,246        8.72%                      289,538
   c/o Accel Partners
   428 University Avenue
   Palo Alto, CA 94301
Bessemer Venture Partners GMS (4).........................       610,684        6.58%                      217,154
   83 Walnut Street
   Wellesley Hills, MA 02181
Michael T. Fiore (5)......................................       356,772        3.94%                            -
Dany Y. Tse, DMD .........................................       629,378        6.86%                      124,300
Grant M. Sadler (6).......................................       395,541        4.37%                            -
L. Theodore Van Eerden ...................................        43,275          *                         43,275
Norman R. Huffaker .......................................        11,127          *                         11,127
Ranold Henry .............................................             -          *                              -
Gerald R. Aaron, DDS .....................................        11,250          *                          9,000
Kenneth D. Hooten (7).....................................       200,000        2.19%                      100,000
Paul H. Keckley ..........................................         1,800          *                          1,800
Craig W. Wong, DMD .......................................        91,100        1.0%                        10,100
Wayne Posey ..............................................        31,799          *                          5,564
Robert Finzi (8)..........................................     3,169,658       29.98%                    1,520,096
Kathleen D. La Porte (8)..................................     3,169,658       29.98%                    1,520,096
Eric Green (9) ...........................................     2,714,431       23.06%                   2,,714,431
All directors and officers as a group (14 persons) (10)...     7,656,131       56.45%                   5,0496,386

----------------------
*    Less than one percent

(1) DLJ Capital Corp. is the Managing General Partner of each of The Sprout CEO Fund, L.P., Sprout Growth II, L.P. and Sprout Capital VII, L.P. and has voting and investment control over the shares held by each of these three shareholders. DLJ Capital Corp. is a wholly-owned subsidiary of Donaldson, Lufkin & Jenrette, Inc., which has voting and investment control over DLJ Capital Corp. DLJ LBO Plans Management Corporation is the manager of DLJ First ESC, L.L.C. and has voting and investment control over the shares held by DLJ First ESC, L.L.C. DLJ LBO Plans Management Corporation is an indirect wholly-owned subsidiary of DLJ, Inc., which has voting and investment control over DLJ LBO Plans Management Corporation.
(2) The general partner of C.B. Capital Investors, L.P. is C.B. Capital Investors, Inc., a wholly-owned subsidiary of the Chase Manhattan Bank, which has voting and investment control over C.B. Capital Investors, L.P.
(3)  Aurthur C. Patterson, ACP Family Partnership L.P., James R. Swartz, James
     W. Breyer, The Breyer 1995 Trust dated 10/4/95, Eugene D. Hill, Swartz Family Partnership L.P., Luke B. Evnin, and G. Carter Sednaoui Share control of Accel V L.P., Accel Internet/Strategic Technology Fund L.P., Accel Investors '96 L.P., Ellmore C. Patterson Partners and Accel Keiretsu V L.P., the security holders of record, and disclaim beneficial ownership of the shares held by these entities except to the extent of their respective pecuniary interests.

(4) Bessemer Venture Partners IV L.P. is the Managing Partner of Bessemer Venture Partners GMS, and has voting and investment control over the shares held by Bessemer Ventures Partners GMS. Deer IV & Co. LLC is the General Partner of Bessemer Venture Partners IV L.P. and has voting and investment control over Bessemer Venture Partners IV L.P. In October 1998, Bessemer Venture Partners GMS distributed these securities to its partners on a pro rata basis, according to partial interest.
(5) Includes 33,382 shares currently subject to repurchase by the Company, as certain performance targets have not been met, all at $0.45 per share.
(6) Includes 220,510 shares currently subject to repurchase by the Company, as certain performance targets have not been met, all at $0.225 per share. Also includes 77,792 shares subject to repurchase by the Company at a price of $0.225 per share, which rights lapse at a rate of 2,431 shares per month until August 31, 2001, at which time the Company's rights will have lapsed as to all such 77,792 shares.
(7) Includes 200,000 shares beneficially owned by ServiceMaster Venture Fund L.L.C. of which 100,000 shares are issuable upon exercise of a warrant.
(8) Includes 3,169,658 shares beneficially owned by Sprout Capital VII, L.P. and certain related entities. Mr. Finzi and Ms. La Porte, as general partners of a general partner of entities within this group, may be deemed to share voting and dispositive power with respect to such shares. Mr. Finzi and Ms. La Porte each disclaims beneficial ownership of these shares.
(9) Includes 2,714,431 shares beneficially owned by CB Capital Investors, L.P. Mr. Green, as an affiliate of CB Capital Investors, L.P., may be deemed to share voting and dispositive power with respect to such shares. Mr. Green disclaims beneficial ownership of these shares.
(10) Includes 253, 892 shares subject to repurchase by the Company, as certain performance targets have not been met.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

2.1      Agreement and Plan of Reorganization and Merger, dated October 15,
         1998, by and among InterDent, Inc. (formerly known as Wisdom Holdings,
         Inc.), Wisdom Holdings Acquisition Corp. I, Wisdom Holdings
         Acquisition Corp. II, Gentle Dental Service Corporation and Dental
         Care Alliance, Inc. Incorporated by reference to Exhibit 2.1 of Gentle
         Dental's Report on 8-K filed on October 30, 1998.

2.2 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated February 3, 1999. Incorporated by reference to Exhibit 2.2 of
         InterDent's Amendment No. 3 to Registration Statement on Form S-4,
         Registration No. 333-66475, filed on February 9, 1999.

2.3 Amendment No. 2 to the Agreement and Plan of Reorganization and Merger, dated February 9, 1999. Incorporated by reference to Exhibit 2.3 of
         InterDent's Amendment No. 4 to Registration Statement on Form S-4,
         Registration No. 333-66475, filed on February 9, 1999.

3.1      Restated Articles of Incorporation. Incorporated by reference to
         Exhibit 3.1 of Gentle Dental's Amendment No. 1 to Registration
         Statement on Form S-1, Registration No. 333-13529, filed on
         December 5, 1996.

3.2      Articles of Amendment of Gentle Dental's Restated Articles of
         Incorporation. Incorporated by reference to Exhibit 3.2 of Gentle
         Dental's Report on Form 8-K, filed on August 14, 1998.

3.3      Bylaws, as amended. Incorporated by reference to Exhibit 3.2 of Gentle
         Dental's Amendment No. 1 to Registration Statement on Form S-1,
         Registration No. 333-13529, filed on December 5, 1996.

4.1      Restated Articles of Incorporation (filed as Exhibit 3.1).

4.2      Articles of Amendment of Gentle Dental's Restated Articles of
         Incorporation (filed as Exhibit 3.2).

4.3      Bylaws, as amended (filed as Exhibit 3.2).


10.1     1993 Stock Incentive Plan, as amended. Incorporated by reference to
         Exhibit 10.1 of Gentle Dental's Annual Report on Form 10-KSB, filed on
         March 31, 1998.

10.2     Stock Acquisition Agreement, dated as of June 21, 1996 between
         Gentle Dental and The ServiceMaster Company Limited Partnership.
         Incorporated by reference to Exhibit 10.8 of Gentle Dental's
         Registration Statement on Form SB-2, Registration No. 333-13529, filed on October 4, 1996.

10.3     Form of Warrant Subscription and Guarantor Agreement, dated as of May
         31, 1996, between Gentle Dental and various of its officers, directors, and shareholders. Incorporated by reference to Exhibit 10.9 of Gentle
         Dental's Registration Statement on Form SB-2, Registration No.
         333-13529, filed on October 4, 1996.

10.4     Employment Agreement, dated August 31, 1996, by and between Grant M.
         Sadler and GMS Dental Group, Inc. Incorporated by reference to Exhibit
         10.7 of Gentle Dental's Registration Statement on Form SB-2,
         Registration No. 333-44037, filed on January 9, 1998.

10.5     Employment Agreement, dated November 7, 1996, by and between Norman
         Huffaker and GMS Dental Group, Inc. Incorporated by reference to
         Exhibit 10.8 of Gentle Dental's Amendment to Annual Report on Form
         10-KSB/A, filed on May 29, 1998.

10.6 1996 Stock Option Plan of GMS Dental Group, Inc. Incorporated by reference to Exhibit 10.9 of Gentle Dental's Amendment to Annual Report on Form 10-KSB/A, filed on May 29, 1998.

10.7     1996 Performance Stock Option Plan of GMS Dental Group, Inc.
         Incorporated by reference to Exhibit 10.10 of Gentle Dental's Amendment to Annual Report on Form 10-KSB/A, filed on May 29, 1998.

10.8     Incentive Stock Option Agreement, dated April 1, 1997, by and between
         Michael T. Fiore and GMS Dental Group, Inc. Incorporated by reference to Exhibit 10.11 of Gentle Dental's Amendment to Annual Report on Form
         10-KSB/A, filed on May 29, 1998.

10.9     Stock Option Agreement, dated April 1, 1997, by and between Michael T.
         Fiore and GMS Dental Group, Inc. Incorporated by reference to Exhibit
         10.12 of Gentle Dental's Amendment to Annual Report on Form 10-KSB/A, filed on May 29, 1998.

10.10 Promissory Note, dated April 1, 1997, executed by Michael T. Fiore in favor of GMS Dental Group, Inc. Incorporated by reference to Exhibit
         10.13 of Gentle Dental's Annual Report on Form 10-KSB, filed on March
         31, 1998.

10.11 Security Agreement, dated April 1, 1997, by and between Michael T. Fiore and GMS Dental Group, Inc. Incorporated by reference to Exhibit 10.14 of Gentle Dental's Amendment to Annual Report on Form 10-KSB/A, filed on May 29, 1998.

10.12    Acknowledgement and Clarification of Repurchase Rights Agreement, dated
         October 31, 1997, by and between Michael T. Fiore and GMS Dental Group,
         Inc. Incorporated by reference to Exhibit 10.15 of Gentle Dental's
         Amendment to Annual Report on Form 10-KSB/A, filed on May 29, 1998.

10.13    Founder Stock Purchase Agreement, dated August 31, 1996, by and between
         Grant M. Sadler and GMS Dental Group, Inc. Incorporated by reference to
         Exhibit 10.16 of Gentle Dental's Amendment to Annual Report on Form
         10-KSB/A, filed on May 29, 1998.

10.14 Promissory Note, dated August 31, 1996, executed by Grant M. Sadler in favor of GMS Dental Group, Inc. Incorporated by reference to Exhibit
         10.17 of Gentle Dental's Amendment to Annual Report on Form 10-KSB/A, filed on May 29, 1998.

10.15    Security Agreement, dated August 31, 1996, by and between Grant M.
         Sadler and GMS Dental Group, Inc. Incorporated by reference to Exhibit
         10.18 of Gentle Dental's Amendment to Annual Report on Form 10-KSB/A, filed on May 29, 1998.

10.16    Common Stock Escrow Agreement, dated October 11, 1996, by and among
         Grant M. Sadler, Kenneth J. Davis and GMS Dental Group, Inc.
         Incorporated by reference to Exhibit 10.19 of Gentle Dental's Amendment to Annual Report on Form 10-KSB/A, filed on May 29, 1998.

10.17    Acknowledgement and Clarification of Repurchase Rights Agreement, dated
         October 31, 1997, by and among Grant M. Sadler, Kenneth J. Davis and
         GMS Dental Group, Inc. Incorporated by reference to Exhibit 10.20 of
         Gentle Dental's Amendment to Annual Report on Form 10-KSB/A, filed on
         May 29, 1998.

10.18    Incentive Stock Option Agreement, dated December 4, 1996, by and between
         Norman Huffaker and GMS Dental Group, Inc. Incorporated by reference to
         Exhibit 10.21 of Gentle Dental's Amendment to Annual Report on Form
         10-KSB/A, filed on May 29, 1998.

10.19    Stock Option Agreement, dated December 4, 1996, by and between Norman
         Huffaker and GMS Dental Group, Inc. Incorporated by reference to
         Exhibit 10.22 of Gentle Dental's Amendment to Annual Report on Form
         10-KSB/A, filed on May 29, 1998.

10.20    Acknowledgement and Clarification of Repurchase Rights Agreement, dated
         October 31, 1996, by and between Norman R. Huffaker and GMS Dental
         Group, Inc. Incorporated by reference to Exhibit 10.23 of Gentle
         Dental's Amendment to Annual Report on Form 10-KSB/A, filed on May 29,
         1998.

+10.21 Dental Group Management Agreement, dated October 11, 1996, by and between Alan M. Slutsky, DMD, a Professional Corporation, and Slutsky
         Dental Corporation. Incorporated by reference to Exhibit 10.24 of
         Gentle Dental's Amendment to Annual Report on Form 10-KSB/A, filed on
         May 29, 1998.

+10.22 Dental Group Management Agreement, dated October 11, 1996, by and between GMS Dental Group Management of Hawaii, Inc. and Dental Care
         Centers of Hawaii, Inc. Incorporated by reference to Exhibit 10.25 of
         Gentle Dental's Amendment to Annual Report on Form 10-KSB/A, filed on
         May 29, 1998.

+10.23 Dental Group Management Agreement, dated October 11, 1996, by and between Henry J. Lerian, Trustee of the Lerian Irrevocable Marital
         Trust, Trustee of the Lerian Revocable Survivor's Trust, Henry J.
         Lerian, D.D.S., an individual, and Lerian Dental Corporation.
         Incorporated by reference to Exhibit 10.26 of Gentle Dental's Amendment to Annual Report on Form 10KSB/A, filed on May 29, 1998.

+10.24   Dental Group Management Agreement, dated June 30, 1997, by and between
         Warren M. Francis, Jr. D.D.S., Inc. and Francis Dental Corporation.
         Incorporated by reference to Exhibit 10.27 of Gentle Dental's
         Amendment to Annual Report on Form 10-KSB/A, filed on May 29, 1998.

+10.25   Dental Group Management Agreement, dated June 30, 1997, by and between
         Warren M. Francis, Jr. D.D.S., Inc. and Burrell Dental Corporation.
         Incorporated by reference to Exhibit 10.28 of Gentle Dental's Amendment to Annual Report on Form 10-KSB/A, filed on May 29, 1998.

+10.26   Dental Group Management Agreement, dated June 30, 1997, by and between
         Warren M. Francis, Jr. D.D.S., Inc. and Ashrafi Dental Corporation.
         Incorporated by reference to Exhibit 10.29 of Gentle Dental's Amendment to Annual Report on Form 10-KSB/A, filed on May 29, 1998.

+10.27 Dental Group Management Agreement, dated October 11, 1996, by and between GMS Dental Group Management of Hawaii, Inc. and Hualalai Dental
         Services, Inc. Incorporated by reference to Exhibit 10.30 of Gentle
         Dental's Amendment to Annual Report on Form 10-KSB/A, filed on May 29,
         1998.

+10.28 Dental Group Management Agreement, dated February 24, 1997, by and between Naismith Dental Corporation and Yep Dental Corporation.
         Incorporated by reference to Exhibit 10.31 of Gentle Dental's Amendment to Annual Report on Form 10-KSB/A, filed on May 29, 1998.

10.29 Dental Group Management Agreement, dated October 11, 1996, by and between GMS Dental Group Management, Inc. and Idaho Dental Group, P.A.
         Incorporated by reference to Exhibit 10.32 of Gentle Dental's Amendment to Annual Report on Form 10-KSB/A, filed on May 29, 1998.

10.30    Dental Group Management Agreement, dated July 24, 1997, by and between
         GMS Dental Group Management, Inc. and Fremont Dental Group.
         Incorporated by reference to Exhibit 10.33 of Gentle Dental's Amendment to Annual Report on Form 10-KSB/A, filed on May 29, 1998.

10.31    Dental Group Management Agreement, dated July 24, 1997, by and between
         GMS Dental Group Management, Inc. and Mark Armstrong, D.D.S. d/b/a
         Concord Dental Care. Incorporated by reference to Exhibit 10.34 of
         Gentle Dental's Amendment to Annual Report on Form 10-KSB/A, filed on
         May 29, 1998.

10.32 Dental Group Management Agreement, dated October 31, 1997, by and between GMS Dental Group Management, Inc. and Charles Murillo, D.D.S.
         d/b/a Community Dental Group. Incorporated by reference to Exhibit
         10.35 of Gentle Dental's Amendment to Annual Report on Form 10-KSB/A, filed on May 29, 1998.

10.33    Dental Group Management Agreement, dated July 24, 1997, by and between
         GMS Dental Group Management, Inc. and Sam Samudio, D.D.S. d/b/a
         Pleasanton Dental Care. Incorporated by reference to Exhibit 10.36 of
         Gentle Dental's Amendment to Annual Report on Form 10-KSB/A, filed on
         May 29, 1998.

10.34 Dental Group Management Agreement, dated October 31, 1997, by and between Premier Dental Care, Inc. and SJL, P.A. Incorporated by reference to Exhibit 10.37 of Gentle Dental's Amendment to Annual
         Report on Form 10-KSB/A, filed on May 29, 1998.

+10.35 Dental Group Management Agreement, dated February 24, 1997, by and between Naismith Dental Corporation and Burns Dental Corporation.
         Incorporated by reference to Exhibit 10.38 of Gentle Dental's Amendment to Annual Report on Form 10-KSB/A, filed on May 29, 1998.

+10.36 Support Services Agreement, dated March 31, 1997, between Gentle Dental and Arena Dental Corporation. Incorporated by reference to Exhibit
         10.40 of Gentle Dental's Amendment to Annual Report on Form 10-KSB/A, filed on May 29, 1998.

10.37    Promissory Note, dated July 24, 1997, executed by GMS Dental Group
         Management in favor of Fremont Dental Group. Incorporated by reference to Exhibit 10.41 of Gentle Dental's Amendment to Annual Report on Form
         10-KSB/A, filed on May 29, 1998.

10.38    Guaranty, dated July 24, 1997, by GMS Dental Group, Inc. in favor of
         Fremont Dental Group. Incorporated by reference to Exhibit 10.42 of
         Gentle Dental's Amendment to Annual Report on Form 10-KSB/A, filed on
         May 29, 1998.

10.39 Merger Agreement, dated as of September 21, 1997, between and among Gentle Dental, Gentle Dental Merger Corporation, a wholly-owned subsidiary of Gentle Dental, Dedicated Dental Systems, Inc., a
         California corporation, Arthur G. Kaiser, D.D.S. and Robert J. Newman.
         Incorporated by reference to Exhibit 2.1 of Gentle Dental's Report on
         Form 10-QSB, filed on November 13, 1998.

10.40 Amendment, dated February 28, 1998, to that certain Merger Agreement, dated September 21, 1997, between and among Gentle Dental, Gentle
         Dental Merger Corporation, a California corporation, Dedicated Dental
         Systems, Inc., a California corporation, Arthur G. Kaiser and Robert J.
         Newman. Incorporated by reference to Exhibit 10.53 of Gentle Dental's
         Annual Report on Form 10-KSB, filed on March 31, 1998.

10.41 Second Amendment to Merger Agreement, dated July 31, 1998, between and among Gentle Dental Service Corporation, Gentle Dental Merger
         Corporation, Dedicated Dental Systems, Inc., Arthur G. Kaiser, D.D.S., and Robert J. Newman. Incorporated by reference to Exhibit 2.9 of
         Gentle Dental's Report on Form 8-K, filed on August 14, 1998.

10.42 Asset Purchase Agreement, dated as of September 21, 1997, between and among Gentle Dental, California Dental Practice Management Company, a California general partnership, Arthur G. Kaiser, D.D.S., Robert J.
         Newman and Mark Thomas, D.D.S. Incorporated by reference to Exhibit 2.2 of Gentle Dental's Report on Form 10-QSB, filed on November 13, 1997.

10.43    Amendment, dated February 28, 1998, to that certain Asset Purchase
         Agreement, dated September 21, 1997, between and among Gentle Dental,
         California Dental Practice Management Company, a California general partnership, Arthur G. Kaiser, D.D.S., Robert J. Newman and Mark
         Thomas, D.D.S. Incorporated by reference to Exhibit 10.54 of Gentle
         Dental's Annual Report on Form 10-KSB, filed on March 31, 1998.

10.44 Asset Purchase Agreement, dated as of September 21, 1997, between and among Gentle Dental, California Dental Practice Management Company, a California general partnership, Arthur G. Kaiser, D.D.S., Robert J.
         Newman and Clarence Au, D.D.S. Incorporated by reference to Exhibit 2.3 of Gentle Dental's Report on Form 10-QSB, filed on November 13, 1997.

10.45    Amendment, dated February 28, 1998, to that certain Asset Purchase
         Agreement, dated September 21, 1997, between and among Gentle Dental,
         California Dental Practice Management Company, a California general partnership, Arthur G. Kaiser, D.D.S., Robert J.. Newman and Clarence
         Au, D.D.S. Incorporated by reference to Exhibit 10.55 of Gentle
         Dental's Annual Report on Form 10-KSB, filed on March 31, 1998.

10.46 Asset Purchase Agreement, dated as of September 21, 1997, by and between Gentle Dental and Arthur G. Kaiser, D.D.S. Incorporated by reference to Exhibit 2.4 of Gentle Dental's Report on Form 10-QSB, filed on November 13, 1997.

10.47    Amendment, dated February 28, 1998, to that certain Asset Purchase
         Agreement, dated September 21, 1997, by and between Gentle Dental and
         Arthur G. Kaiser, D.D.S. Incorporated by reference to Exhibit 10.56 of
         Gentle Dental's Annual Report on Form 10-KSB, filed on March 31, 1998.

10.48    Dental Group Management Agreement, dated as of January 1, 1998 between
         Gentle Dental and Tse, Saiget, Watanabe & McClure, Inc., P.S.
         Incorporated by reference to Exhibit 10.47 of Gentle Dental's Annual
         Report on Form 10-KSB, filed on March 31, 1998.

10.49    Dental Group Management Agreement, dated as of January 1, 1998, between
         Gentle Dental and Gentle Dental of Oregon, P.C. Incorporated by reference to Exhibit 10.48 of Gentle Dental's Annual Report on Form
         10-KSB, filed on March 31, 1998.

10.50    Dental Group Management Agreement, dated as of January 1, 1998, between
         Gentle Dental and Dany Tse, P.C. Incorporated by reference to Exhibit
         10.49 of Gentle Dental's Annual Report on Form 10-KSB, filed on March
         31, 1998.

10.51    Asset Purchase Agreement dated February 28, 1998 by and between Gentle
         Dental and Affordable Dental Care, Inc., an Oregon corporation.
         Incorporated by reference to Exhibit 2.1 of Gentle Dental's Report on
         Form 8-K, filed on March 16, 1998.

10.52    Stock Purchase Agreement dated February 28, 1998 between and among
         Gentle Dental, Managed Dental Care of Oregon, Inc., an Oregon corporation, and Gerald M. Bieze, D.D.S. Incorporated by reference to
         Exhibit 2.2 of Gentle Dental's Report on Form 8-K filed on March 16,
         1998.

10.53    Dental Group Management Agreement, by and between Gentle Dental and
         Affordable Dental Care, P.C., an Oregon corporation. Incorporated by reference to Exhibit 10.52 of Gentle Dental's Annual Report on Form
         10-KSB, filed on March 31, 1998.

10.54 Amended and Restated Credit Agreement, dated as of January 7, 1998, between and among Gentle Dental, Imperial Bank and certain other credit parties. Incorporated by reference to Exhibit 10.57 of Gentle Dental's
         Annual Report on Form 10-KSB, filed on March 31, 1998.

10.55    Asset Purchase Agreement, dated February 28, 1998, by and between
         Gentle Dental Service Corporation and Affordable Dental Care, Inc.
         Incorporated by reference to Exhibit 2.1 of Gentle Dental's Report on
         Form 8-K, filed on March 16, 1998.

10.56 Stock Purchase Agreement, by and between Gentle Dental and the sole shareholder of Managed Dental Care of Oregon, Inc., dated February 28,
         1998. Incorporated by reference to Exhibit 2.2 of Gentle Dental's
         Report on Form 8-K, filed on March 16, 1998.

10.57    Asset Purchase Agreement, dated March 31, 1997, by and between
         Gentle Dental and Blue Oak Dental Group. Incorporated by reference to
         Exhibit 2.1 of Gentle Dental's Report on Form 8-K, filed on April 15,
         1997.

10.58    Asset Purchase Agreement, dated June 30, 1998, by and among Gentle
         Dental, Gentle Dental Management, Inc. and Pacific Dental Services,
         Inc. Incorporated by reference to Exhibit 2.1 of Gentle Dental's Report on Form 8-K, filed on July 15, 1998.

10.59    Asset Purchase Agreement, dated June 30, 1998, by and among Gentle
         Dental, Gentle Dental Management, Inc. and Orange Dental Services.
         Incorporated by reference to Exhibit 2.2 of Gentle Dental's Report on
         Form 8-K, filed on July 15, 1998.

10.60    Asset Purchase Agreement, dated June 30, 1998, by and among Gentle
         Dental, Gentle Dental Management, Inc. and TG3 Dental Services.
         Incorporated by reference to Exhibit 2.3 of Gentle Dental's Report on
         Form 8-K, filed on July 15, 1998.

10.61    Asset Purchase Agreement, dated June 30, 1998, by and among Gentle
         Dental, Gentle Dental Management, Inc. and Bryan Watanabe, D.D.S., Inc.
         Incorporated by reference to Exhibit 2.4 of Gentle Dental's Report on
         Form 8-K, filed on July 15, 1998.

10.62    Dental Group Management Agreement, dated March 1, 1998, by and between
         Gentle Dental and Affordable Dental Care, P.C. Incorporated by reference to Exhibit 10.52 of Gentle Dental's Report on Form 10-KSB, filed on March 31, 1998.

10.63    Securities Purchase Agreement, dated May 12, 1998, by and among Gentle
         Dental Service Corporation and the purchasers named therein.
         Incorporated by reference to Exhibit 4.1 of Gentle Dental's Report on
         Form 8-K, filed on July 2, 1998.

10.64    7% Convertible Subordinated Notes, dated May 15, 1998, by Gentle Dental
         Service Corporation in favor of the holders named therein. Incorporated by reference to the exhibit attached to Exhibit 4.1 of Gentle Dental's
         Report on Form 8-K, filed on July 2, 1998.

10.65    Registration Rights Agreement, dated May 18, 1998, by and among Gentle
         Dental Service Corporation and the purchasers named therein.
         Incorporated by reference to the exhibit attached to Exhibit 4.1 of Gentle Dental's Report on Form 8-K, filed on July 2, 1998.

10.66    Trademark Assignment, dated December 30, 1992, by and between Tse,
         Saiget, Watanabe & McClure, Inc., P.S., a Washington professional service corporation, and Mutual Health Systems, Inc., a Washington corporation. Incorporated by reference to Exhibit 10.41 of InterDent's
         Registration Statement on Form S-4, Registration No. 333-66475, filed on October 30, 1998.

10.67    Credit Agreement, dated September 30, 1998, by and among Gentle Dental
         Service Corporation, Gentle Dental Management, Inc., the Guarantors
         (named therein), the Lenders (named therein), Union Bank of California,
         N.A., as Administrative Agent, and The Chase Manhattan Bank, as
         Syndication Agent. Incorporated by reference to Exhibit 10.42 of
         InterDent's Registration Statement on Form S-4, Registration No.
         333-66475, filed on October 30, 1998.

10.68    Employment Agreement of Michael T. Fiore, dated June 1, 1998.
         Incorporated by reference to Exhibit 10.1 of Gentle Dental's Report on
         Form 10-QSB, filed on August 14, 1998.

10.69 Employment Agreement of Dany Y. Tse, dated July 1, 1998. Incorporated by reference to Exhibit 10.2 of Gentle Dental's Report on Form 10-QSB, filed on August 14, 1998.

10.70    Employment Agreement of L. Theodore Van Eerden, dated June 1, 1998.
         Incorporated by reference to Exhibit 10.3 of Gentle Dental's Report on
         Form 10-QSB, filed on August 14, 1998.

10.71    Employment Agreement of Grant M. Sadler, dated August 31, 1996.
         Incorporated by reference to Exhibit 10.7 of Gentle Dental's
         Amendment to Annual Report on Form 10-KSB/A, filed on May 29, 1998.

10.72    Employment Agreement of Norman Huffaker, dated November 7, 1996.
         Incorporated by reference to Exhibit 10.10.8 of Gentle Dental's
         Amendment to Annual Report on Form 10K-SB/A, filed on May 29, 1998.

10.73    Asset Purchase Agreement, dated October 30, 1998, by and among Gentle
         Dental, Gentle Dental Management, Inc. and Dental Maintenance of
         Oregon, P.C. Incorporated by reference to Exhibit 2.1 of Gentle
         Dental's Report on Form 8-K, filed on November 12, 1998.

10.74    Stock Purchase Agreement, dated October 30, 1998, by and among Gentle
         Dental and the shareholders of Capitol Dental Care, Inc. Incorporated by reference to Exhibit 2.2 of Gentle Dental's Report on Form 8-K, filed on November 12, 1998.

10.75 Separation Agreement and Mutual Release, dated as of December 23, 1998, by and between Dany Y. Tse and Gentle Dental. Incorporated by reference to Exhibit 10.80 of InterDent's Amendment No. 1 to Registration
         Statement on Form S-4, Registration No. 333-66475, filed on December
         31, 1998.

16.1     Letter from Price Waterhouse LLP re change in certifying accountant.
         Incorporated by reference to Gentle Dental's Report on Form 8-K, filed on November 21, 1997.

21.1     Subsidiaries of Gentle Dental.

23.1     Independent Auditors' Consent of KPMG LLP.

27.1     Financial Data Schedule.

------------------------------------------------------------------------------


+ Confidential treatment granted to portions of this exhibit pursuant to an Order of the Securities and Commission.

(b)      Reports on Form 8-K.

         On October 14, 1998, Gentle Dental filed an Amendment No. 1 to Current Report on Form 8-K/A to report under Item 2 the acquisition of all of the stock of Dedicated Dental Systems, Inc., and the acquisition of the nonprofessional assets of related dental practices operating at four locations in southern California.

         On October 30, 1998, Gentle Dental filed a Current Report on Form 8-K to report under Item 5 the merger of an acquisition subsidiary of InterDent with and into Gentle Dental, under and in accordance with an Agreement and Plan of Reorganization and Merger, dated as of October 15, 1998, by and among Gentle Dental, Dental Care Alliance, Inc., InterDent (formerly known as Wisdom Holdings, Inc.), Wisdom Holdings Acquisition Corp. I, a wholly-owned subsidiary of Wisdom Holdings, Inc. and Wisdom Holdings Acquisition Corp. II, a wholly-owned subsidiary of Wisdom Holdings, Inc.

         On November 12, 1998, Gentle Dental filed a Current Report on Form 8-K to report under Item 2 the acquisition of all of the outstanding stock of Capitol Dental Care, Inc. and substantially all of the assets of Dental Maintenance of Oregon, P.C.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1999.

                                       GENTLE DENTAL SERVICE CORPORATION

                                       By: /s/ MICHAEL T. FIORE
                                           ------------------------------------
                                           Michael T. Fiore
                                           President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1999.

Signature                                                     Title
---------                                                     -----

Principal Executive Officer:

/s/ MICHAEL T. FIORE                              President, Chief Executive
----------------------------                      Officer, and Director
Michael T. Fiore

Principal Financial and
Accounting Officer:

/s/ NORMAN R. HUFFAKER                            Chief Financial Officer
----------------------------
Norman R. Huffaker

Directors:

/s/ GRANT SADLER                                  Director
----------------------------
Grant Sadler

/s/ L. THEODORE VAN  EERDEN                       Director
----------------------------
L. Theodore Van Eerden

/s/ GERALD R. AARON, DDS                          Director
----------------------------
Gerald R. Aaron, DDS

/s/ ERIC GREEN                                    Director
----------------------------
Eric Green

/s/ ROBERT FINZI                                  Director
----------------------------
Robert Finzi

/s/ ARTHUR G.KAISER, DDS                          Director
----------------------------
Arthur Kaiser, DDS

/s/ PAUL H. KECKLEY                               Director
----------------------------
Paul H. Keckley

/s/ KATHLEEN D. LA PORTE                          Director
----------------------------
Kathleen D. La Porte

/s/ WAYNE POSEY                                   Director
----------------------------
Wayne Posey

/s/ CRAIG W. WONG, DMD                            Director
----------------------------
Craig W. Wong, DMD